Form 10QSB
period 1995-07-31
FISHER BUSINESS SYSTEMS INC
filed 1995-09-14
CIK 790733

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
      July 31, 1995                                             0-16288


                        FISHER BUSINESS SYSTEMS, INC.
- - --------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


            Georgia                                              58-1366235
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 900 Circle 75 Parkway, Atlanta, Georgia                           30339
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area:       (404) 951-6844
                                            ------------------------------------

Not applicable
- - --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes   X                                         No
                     -----                                          -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value                       4,330,363
 -----------------------------------       -----------------------------------
               Class                        Outstanding at September 1, 1995

                        FISHER BUSINESS SYSTEMS, INC.

                          CONDENSED BALANCE SHEETS
                                 (UNAUDITED)



                                                    July 31,           January 31,
                                                     1995                 1995
                                                   ----------        --------------
                                                  (Unaudited)
  ASSETS

  CURRENT ASSETS
    Cash and cash equivalents                     $      205,058     $       69,219
    Certificates of deposit                                    -             36,586
    Accounts receivable, net                              58,954             10,860
    Other current assets                                       -              4,064
                                                  --------------     --------------

  Total current assets                                   264,012            120,729
                                                  --------------     --------------

  EQUIPMENT, FURNITURE AND VEHICLES

    Computer equipment                                   140,445            140,445
    Office furniture and fixtures                         64,930             64,930
                                                  --------------     --------------
                                                         205,375            205,375

    Less accumulated depreciation                       (190,035)          (184,023)
                                                  --------------     --------------

  Net equipment, furniture, and vehicles                  15,340             21,352
                                                  --------------     --------------

  OTHER                                                    3,380                  -
                                                  --------------     --------------

  TOTAL ASSETS                                    $      282,732     $      142,081
                                                  ==============     ==============

The condensed financial statements as of January 31, 1995 were derived from the audited financial statements at that date.

                 See notes to condensed financial statements.

                         FISHER BUSINESS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)



                                                                            July 31,           January 31,
                                                                              1995                1995
                                                                         --------------      --------------
                                                                          (Unaudited)
   LIABILITIES AND SHAREHOLDERS' DEFICIT

   CURRENT LIABILITIES
       Accounts payable and accrued expenses                              $      606,100     $      722,908
       Accrued compensation and benefits                                           3,379             10,885
       Deferred revenue                                                          233,498            362,048
       Redeemable stock                                                          169,607            339,875
                                                                          --------------     --------------

   Total current liabilities                                                   1,012,584          1,435,716
                                                                          --------------     --------------


   SHAREHOLDERS' DEFICIT
     Preferred stock, par value $.10, authorized
       5,000,000 shares, 1,500,000 issued and outstanding                        150,000                  -
     Common stock, par value $.01, authorized 10,000,000 shares                   40,862             27,532
     Additional paid-in-capital                                                8,166,818          7,731,817
     Accumulated deficit                                                      (9,080,782)        (9,046,234)
     Less treasury stock at cost                                                  (6,750)            (6,750)
                                                                          --------------     --------------

   Total shareholders' deficit                                                  (729,852)        (1,293,635)
                                                                          --------------     --------------

   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                            $      282,732     $      142,081
                                                                          ==============     ==============

The condensed financial statements as of January 31, 1995 were derived from the audited financial statements at that date.

                 See notes to condensed financial statements.

                        FISHER BUSINESS SYSTEMS, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)




                                                             Six Months                        Three Months
                                                           Ended July 31,                     Ended July 31,
                                                  ------------------------------     ------------------------------
                                                        1995           1994              1995            1994
                                                  --------------  --------------     ------------     -------------
  REVENUES                                       $      373,072      $   715,299      $   197,957      $   322,550

  COST OF GOODS SOLD                                    127,145          308,244           66,651          110,385
                                                 --------------      -----------      -----------      -----------

  GROSS MARGIN                                          245,927          407,055          131,306          212,165
                                                 --------------      -----------      -----------      -----------

  EXPENSE
    Allowance for doubtful accounts
       (recoveries)                                           -            3,000                -            1,500
    Selling, general and administrative                 297,687          998,122          143,516          384,839
                                                 --------------      -----------      -----------      -----------

  TOTAL EXPENSES                                        297,687        1,001,122          143,516          386,339
                                                 --------------      -----------      -----------      -----------

  NET (LOSS) INCOME FROM OPERATIONS
                                                        (51,760)        (594,067)         (12,210)        (174,174)
                                                 --------------      -----------      -----------      -----------

  OTHER INCOME (EXPENSE)
    Gain on disposal                                          -           13,015                -            3,285
    Interest expense                                          -           (9,537)               -             (490)
    Other miscellaneous
       income                                            17,211                -           17,274                -
                                                 --------------      -----------      -----------      -----------

                                                         17,211            3,478           17,274            2,795
                                                 --------------      -----------      -----------      -----------

  INCOME (LOSS) BEFORE TAXES ON
    INCOME AND EXTRAORDINARY ITEM                       (34,549)        (590,589)           5,064         (171,379)
  TAXES ON INCOME (LOSS)                                      -                -             (750)               -
                                                 --------------      -----------      -----------      -----------

  INCOME (LOSS) BEFORE TAXES ON
    INCOME AND EXTRAORDINARY ITEMS                      (34,549)        (590,589)           4,314         (171,379)

  EXTRAORDINARY ITEM                                          -                -              750                -
                                                 --------------      -----------      -----------      -----------

  NET INCOME (LOSS)                              $      (34,549)     $  (590,589)     $     5,064      $  (171,379)
                                                 ==============      ===========      ===========      ===========

  EARNINGS PER SHARE OF
    COMMON STOCK:
       Before extraordinary item                 $         (.01)     $      (.20)     $       .00      $      (.06)
       Extraordinary item                                     -                -                -                -
                                                 --------------      -----------      -----------      -----------
       Net income (loss) per share               $         (.01)     $      (.20)     $       .00      $      (.06)
                                                 ==============      ===========      ===========      ===========

  Weighted average shares
    outstanding                                       3,803,171        2,886,533        4,553,171        2,803,200
                                                 ==============      ===========      ===========      ===========

                See notes to condensed financial statements.

                        FISHER BUSINESS SYSTEMS, INC.

                     CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)




                                                                         Six Months Ended July 31,
                                                                    ---------------------------------
                                                                         1995               1994
                                                                    --------------     --------------
  CASH FLOWS FROM OPERATING ACTIVITIES                              $       (34,549)   $      (590,589)
    Net loss
    Adjustments to reconcile net income to net cash provided
      (used for) operating activities:
        Depreciation and amortization                                         6,012            154,522
        Allowance for losses and accounts receivable                              -              3,000
        Gain on sale of assets                                                    -            (13,015)
        Changes in operating assets and liabilities
           affecting operations:
             Accounts receivable                                            (48,084)           677,000
             Inventory                                                            -             20,305
             Certificate of deposit                                          36,586                  -
             Other assets                                                      (684)            35,476
             Accounts payable and accrued expenses                         (116,808)            70,741
             Accrued compensation and benefits                               (7,506)           (10,292)
             Deferred revenue                                              (128,550)          (163,963)
                                                                    ---------------    ---------------

  Net cash provided by (used for) operating activities                     (293,583)           183,185
                                                                    ---------------    ---------------

  CASH FLOWS FROM INVESTING ACTIVITIES
    Net sale (purchases) of equipment and furniture                               -            250,000
                                                                    ---------------    ---------------

  CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of preferred stock                                   300,000                  -
    Proceeds from sale of common stock                                      300,000                  -
    Repayments on line of credit                                                  -           (410,484)
    Repurchase of redeemable stock                                         (170,578)                 -
                                                                    ---------------    ---------------

    Net cash provided by (used for) financing activities                    429,422           (410,484)
                                                                    ---------------    ---------------

  INCREASE IN CASH AND CASH EQUIVALENTS                                     135,839             22,701

  CASH AND CASH EQUIVALENTS, at beginning of period                          69,219              3,830
                                                                    ---------------    ---------------

  CASH AND CASH EQUIVALENTS, at end of period                       $       205,058    $        26,531
                                                                    ===============    ===============

                 See notes to condensed financial statements.

                        FISHER BUSINESS SYSTEMS, INC.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                                JULY 31, 1995




Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with Form 10-K for the fiscal year ended January 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the six month period ended July 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996.

Note B - Net Income (Loss) Per Share of Common Stock.

Income (loss) per share for the fiscal periods ended July 31, 1995 and 1994 have been computed on the weighted average number of shares outstanding. The effects of common share equivalents have been considered using the treasury stock method, however, their effects are not material and they have been excluded from the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         Total assets increased $140,651 or 99% from January 31, 1995 due primarily to increases in cash and cash equivalents of $135,839 and an increase in accounts receivable of $48,094, partially offset by the redemption of a certificate of deposit ($36,586). The increase in cash and cash equivalents resulted from the proceeds of a private placement of common stock by the Company in the second quarter of fiscal 1995. See "Liquidity and Capital Resources." The increase in accounts receivable is primarily a result of sales of the Company's systems on deferred payment terms. The certificate of deposit redemption was required for the Company to fund its current obligations during the first three months of the current fiscal year.

RESULTS OF OPERATIONS

         Revenues for the six months ended July 31, 1995 were $373,072, a decrease of $342,227, or 48%, from the prior period revenues of $715,299. Revenues for the three months ended July 31, 1995 were $197,957, a decrease of $124,593, or 39%, from the prior period revenues of $322,550. The decrease in revenues is primarily attributable to the loss of the Company's client/server service business in early 1994.

         Selling, general and administrative expenses were $297,687 for the six months ended July 31, 1995 compared to $998,122 for the prior year period. Selling, general and administrative expenses were $143,516 for the three months ended July 31, 1995 compared to $384,839 for the prior year period. The significant decreases were largely due to reduction in personnel during fiscal 1995.

         No interest expense was incurred during the six months ended July 31, 1995 as the Company's line of credit has expired. A replacement facility has not been obtained by the Company.

         The Company recorded a net loss for the six months ended July 31, 1995 of $34,549, as compared to a net loss of $590,589 for the prior year period. The net loss was primarily due to the loss of the Company's client/server services businesses. The size of the loss, however, was mitigated by the Company's significant personnel reductions during fiscal 1995. The Company recorded net income of $5,064 for the three months ended July 31, 1995, as compared to a net loss of $171,379 for the prior year period. The net income for the quarter is attributable to the Company's significant personnel reductions during fiscal 1995 and to $17,274 of debt forgiveness recorded during the period.

LIQUIDITY AND CAPITAL RESOURCES

         At July 31, 1995, the Company had a working capital deficit of $748,572, compared to a deficit of $1,174,987 at January 31, 1995. With the departure in January 1994 of substantially all of the former Blue Mountain employees, the Company lost its ability to provide client/server services to its customers, including MCI. Accordingly, the Company's revenues and cash flow have been materially adversely affected by the loss of revenues from its former client/server business.

         On April 5, 1994, an action was filed against the Company in the Superior Court of Fulton County, Georgia, by Keith E. Woodall ("Woodall"), a former shareholder of Blue Mountain, which the Company acquired in February 1993. Pursuant to a stock repurchase agreement entered into between the Company and Woodall in connection with the acquisition, the Company agreed to repurchase the shares of Company common stock issued to Woodall in connection with the acquisition of Blue Mountain over a period of three years from the date of closing of the acquisition. Woodall claimed damages for breach of the stock repurchase agreement and an employment agreement with the Company.

         On August 8, 1994, the Company entered into a Mutual General Release and Settlement Agreement (the "Settlement Agreement") with Woodall settling the litigation that had been filed against the Company by Woodall. Pursuant to the Settlement Agreement, the Company resumed payments under the employment agreement, issued 250,000 shares of the Company's common stock to Woodall, and agreed to the entry of a judgment against the Company in the amount of $357,500.02, which Woodall agreed not to enforce so long as the Company timely makes all payments under the employment agreement and Woodall receives $250,000 from the Company or its designee no later than February 1, 1995. The Company had the right to redeem 350,000 shares of the Company's common stock held by Woodall for a redemption price of $250,000 on or before February 1, 1995. The amount of the judgment against the Company shall be reduced every 60 days by the amounts of all payments received by Woodall under the employment agreement and all amounts received by Woodall from the sale of his common stock of the Company.

         The Settlement Agreement was amended on February 27, 1995 to, among other things, amend the entry of judgment against the Company to $339,875, which Woodall agreed not to enforce so long as the Company timely makes all payment under the Employment Agreement and the Company redeems 300,000 shares of the Company's common stock held by Woodall as follows: (a) 21,000 shares for a total price of $15,000 on or before March 1, 1995; (b) an additional 21,000 shares at a total price of $15,000 on or before April 1, 1995; (c) an additional 133,000 for a total price of $98,000 on or before May 1, 1995 and
(d) an additional 125,000 shares for a total price of $140,000 on or before February 1, 1996. On each of March 1, 1995 and April 1, 1995, the Company redeemed 21,000 shares of Woodall's common stock for $15,000. On May 1, 1995, the Company redeemed 133,000 shares of Woodall's common stock for $98,000. There is no assurance that the Company will be able to meet the conditions that preclude Woodall from enforcing the judgment. If the judgment is enforced, Woodall will be able to obtain and execute a judgment lien against the assets of the Company. If the Company were to fail to meet these conditions, it is likely that it would file for protection from creditors under the federal bankruptcy laws.

         On October 21, 1994, the Company entered into a letter of intent with Global Software, Inc. ("Global"), pursuant to which the Company would enter into a license agreement granting Global the exclusive worldwide right to sublicense the Fisher Restaurant Management System(R) and certain other proprietary software of the Company within the hospitality industry. As consideration for these rights, Global would agree to pay the Company 50% of all license fees received for said software plus 50% of the margin generated by Global from the sale of associated services for a period of not less than eight months. Payments by Global may be made in cash or services. The letter of intent with Global is subject in all respects to definitive documentation, which has not yet been executed. Accordingly, there can be no assurance that any agreement with Global will be finalized. However, the Company and Global are operating in conjunction with each other substantially under the terms set forth in the letter of intent.

         The Company has instituted stringent measures designed to reduce expenses as much as possible consistent with providing the level of services required by its customers, including a reduction of the number of personnel. The Company presently employs four people.

         In September of 1994, the Company took certain measures designed to improve its liquidity. In connection with a change by the Company in its maintenance service contractor, the Company billed its customers earlier than usual for its 1995 service and maintenance fees. Receipt of a portion of these fees has provided the Company with some liquidity. The relocation of the Company's office space from its prior location to the offices of Global has also resulted in savings on cash rentals.

         In the second quarter of fiscal 1996, the Company completed a private placement of 1,500,000 shares of Common Stock and 1,500,000 shares of Class A Convertible Preferred Stock, resulting in proceeds of $600,000. The Preferred Stock is convertible into Common Stock on a one-for-one basis, subject to certain adjustments based on the Company's earnings and the price per share paid by the Company in any acquisition. The proceeds of this offering were applied to repay accounts payable, to repurchase certain of Woodall's shares, to fund accounts receivable and marketing expenses and to increase the working capital of the Company.

         Management believes that the opportunity exists to consolidate the operations of six to ten of the software companies which presently serve the hospitality food service market. There currently is no dominant player in the industry, and financial instability has been one of the limiting factors for most of these companies. By combining certain of the areas of each business, namely support, administration, and sales, management believes that new products can be added which can be sold to the existing customer base and new customer bases will be acquired into which the existing products and services can be sold. The Company has identified more than 30 software companies in the hospitality food service industry which have appropriate application software already developed. These companies also have existing customer bases into which the Company's point of sale system can be sold. Initial contacts have been made with several of these companies, and there is reason to believe that the Company's consolidation strategy can be implemented over the next 18 to 24 months.

         Until such time as a suitable acquisition can be consummated, the Company's revenue will be limited to revenue from support contracts with existing customers, direct sales of its software and services and indirect sales of its software and services through its relationship with Encore.

                         PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              27   Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      FISHER BUSINESS SYSTEMS, INC.



Dated:  September 5, 1995       By: /s/ Larry Fisher
        --------------------        -------------------------------------------
                                    Larry Fisher, President and Chief Executive
                                    Officer (chief executive and financial
                                      officer)