Form 10-Q
period 1995-10-31
FISHER BUSINESS SYSTEMS INC
filed 1995-12-15
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
    October 31, 1995                                            0-16288


                         FISHER BUSINESS SYSTEMS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


            Georgia                                        58-1366235
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

900 Circle 75 Parkway, Atlanta, Georgia                        30339
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:             (770) 951-6844
                                                --------------------------------

Not applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes      X                              No
                     -------------                          -------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, $.01 Par Value                            4,619,500
--------------------------------            ------------------------------------
            Class                              Outstanding at December 7, 1995

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         FISHER BUSINESS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)




                                                                                October 31,         January 31,
                                                                                   1995                1995
                                                                               -------------       --------------
                                                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                                     $      182,942     $       69,219
  Certificates of deposit                                                                    -             36,586
  Accounts receivable, net                                                              55,860             10,860
  Other current assets                                                                   3,380              4,064
                                                                                --------------     --------------

Total current assets                                                                   242,182            120,729
                                                                                --------------     --------------

EQUIPMENT, FURNITURE AND VEHICLES

  Computer equipment                                                                   141,725            140,445
  Office furniture and fixtures                                                         64,930             64,930
                                                                                --------------     --------------
                                                                                       206,655            205,375

  Less accumulated depreciation                                                       (194,042)          (184,023)
                                                                                --------------     --------------

Net equipment, furniture, and vehicles                                                  12,613             21,352
                                                                                --------------     --------------

TOTAL ASSETS                                                                    $      254,795     $      142,081
                                                                                ==============     ==============


The condensed financial statements as of January 31, 1995 were derived from the audited financial statements at that date.

                 See notes to condensed financial statements.

                         FISHER BUSINESS SYSTEMS, INC.

                     LIABILITIES AND SHAREHOLDERS  DEFICIT
                                  (UNAUDITED)



                                                                                October 31,        January 31,
                                                                                   1995               1995
                                                                               ------------        -----------
                                                                                (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses                                         $      470,489     $      722,908
  Accrued compensation and benefits                                                      1,149             10,885
  Deferred revenue                                                                     135,684            362,048
  Redeemable stock                                                                           -            339,875
                                                                                --------------     --------------

Total current liabilities                                                              607,322          1,435,716
                                                                                --------------     --------------

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $.10, authorized
    5,000,000 shares, 1,500,000 issued                                                 150,000                  -
  Common stock, par value $.01, authorized 10,000,000 shares,
    4,619,500 issued                                                                    46,195             27,532
  Additional paid-in- capital                                                        8,510,659          7,731,817
  Accumulated deficit                                                               (9,052,631)        (9,046,234)
  Less treasury stock at cost                                                           (6,750)            (6,750)
                                                                                --------------     --------------

Total shareholders  deficit                                                           (352,527)        (1,293,635)
                                                                                -------------      --------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                     $      254,795     $      142,081
                                                                                ==============     ==============


The condensed financial statements as of January 31, 1995 were derived from the audited financial statements at that date.

                 See notes to condensed financial statements.

                         FISHER BUSINESS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                 Nine Months Ended                  Three Months Ended
                                                                    October 31,                         October 31,

                                                               1995             1994               1995            1994
                                                           ------------     ------------        ------------    ------------
REVENUES                                                   $      527,470   $    1,023,184      $    154,398   $    307,885

COST OF GOODS SOLD                                                192,431          375,249            65,286         67,055
                                                           --------------   --------------      ------------   ------------

GROSS MARGIN                                                      335,039          647,935            89,112        240,880
                                                           --------------   --------------      ------------   ------------

EXPENSE
   Allowance for doubtful accounts (recoveries)                         -              500                 -         (2,500)
   Selling, general and administrative                            453,536        1,362,526           155,849        364,404
                                                           --------------   --------------      ------------   ------------

TOTAL EXPENSES                                                    453,536        1,363,026           155,849        361,904
                                                           --------------   --------------      ------------   ------------

NET (LOSS) INCOME ON OPERATIONS                                  (118,497)        (715,091)          (66,737)      (121,024)
                                                           --------------   --------------      ------------   ------------

OTHER INCOME (EXPENSE)
   Gain  (loss) on disposal                                             -          (98,025)                -       (111,040)
   Interest icnome (expense)                                            -           (8,589)                -            948
   Forgiveness of debt                                            112,100                -            94,891              -
                                                           --------------   --------------      ------------   ------------

                                                                  112,100         (106,614)           94,891       (110,092)
                                                           --------------   --------------      ------------   ------------

NET INCOME (LOSS)                                          $       (6,397)  $     (821,705)     $     28,154   $   (231,116)
                                                           ==============   ==============      ============   ============

EARNINGS (LOSS) PER SHARE OF
   COMMON STOCK                                            $            -   $         (.28)     $        .01  $        (.08)
                                                           ==============   ==============      ============   ============

Weighted average shares outstanding                             4,205,370        2,886,533         4,439,822      3,053,200


See notes to condensed financial statements

                         FISHER BUSINESS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




                                                                                        Nine Months Ended
                                                                                            October 31,
                                                                                        1995              1994
                                                                               -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES                                           $        (6,397)  $       (821,705)
  Net loss
  Adjustments to reconcile net income to net cash provided
    (used for) operating activities:
      Depreciation and amortization                                                     10,019            194,174
      Forgiveness of debt                                                             (112,100)                 -
      Allowance for losses and accounts receivable                                           -                500
      Loss on sale of assets                                                                 -            124,027
      Changes in operating assets and liabilities
         affecting operations:
           Accounts receivable                                                         (45,000)           678,806
           Inventory                                                                         -             66,899
           Certificate of deposit                                                       36,586                  -
           Other current assets                                                            684            166,745
           Accounts payable and accrued expenses                                      (140,319)            50,252
           Accrued compensation and benefits                                            (9,736)           (27,714)
           Deferred revenue                                                           (226,364)          (212,259)
                                                                               ---------------   ----------------

Net cash provided by (used for) operating activities                                  (492,627)           219,725
                                                                               ---------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITY
  Net sale (purchases) of equipment and furniture                                       (1,280)           250,000
                                                                               ---------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments on line of credit                                                               -           (410,484)
  Proceeds from sale of preferred stock                                                300,000                  -
  Proceeds from sale of common stock                                                   500,000                  -
  Repurchase of redeemable stock                                                      (192,370)                 -
                                                                               ---------------   ----------------

  Net cash provided by (used for) financing activities                                 607,630           (410,484)
                                                                               ---------------   ----------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  113,723             59,241

CASH AND CASH EQUIVALENTS, at beginning of period                                       69,219              3,830
                                                                               ---------------   ----------------

CASH AND CASH EQUIVALENTS, at end of period                                    $       182,942   $         63,071
                                                                               ===============   ================

                 See notes to condensed financial statements.

                         FISHER BUSINESS SYSTEMS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                OCTOBER 31, 1995





Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with Form 10-K for the fiscal year ended January 31, 1995. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the three month and nine month periods ended October 31, 1995 are not necessarily indicative of the results that may be expected for the year ending January 31, 1996.

Note B - Net Income (Loss) Per Share of Common Stock.

Loss per share for the fiscal periods ended October 31, 1995 and 1994 have been outstanding. The effects of common share equivalents have been considered using the treasury stock method. However, their effects are not material and they have been excluded from the calculation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

         Total assets increased $112,714 or 79% from January 31, 1995 due primarily to increases in cash and cash equivalents of $113,723 and an increase in accounts receivable of $45,000, partially offset by the redemption of a certificate of deposit ($36,586). The increase in cash and cash equivalents resulted from the proceeds of a private placement of common stock by the Company in the second quarter of fiscal 1996. See "Liquidity and Capital Resources." The increase in accounts receivable is primarily a result of sales of the Company's systems on deferred payment terms. The certificate of deposit redemption was required for the Company to fund its current obligations during the first three months of the current fiscal year.

RESULTS OF OPERATIONS

         Revenues for the nine months ended October 31, 1995 were $527,470, a decrease of $495,714, or 48%, from the prior period revenues of $1,023,184. Revenues for the three months ended October 31, 1995 were $154,398, a decrease of $153,487, or 50%, from the prior period revenues of $307,885. The decrease in revenues is primarily attributable to the loss of the Company's client/server service business in early 1994.

         Selling, general and administrative expenses were $453,536 for the nine months ended October 31, 1995 compared to $1,368,526 for the prior year period. Selling, general and administrative expenses were $155,849 for the three months ended October 31, 1995 compared to $364,404 for the prior year period. The significant decreases were largely due to reduction in personnel during fiscal 1995.

         No interest expense was incurred during the nine months ended October 31, 1995 as the Company's line of credit has expired. A replacement facility has not been obtained by the Company.

         The Company recorded a net loss for the nine months ended October 31, 1995 of $6,397, as compared to a net loss of $821,705 for the prior year period. The net loss was primarily due to the loss of the Company's client/server services businesses. The size of the loss, however, was mitigated by the Company's significant personnel reductions during fiscal 1995. The Company recorded net income of $28,154 for the three months ended October 31, 1995, as compared to a net loss of $231,116 for the prior year period. The net income for the quarter is attributable to continued revenues from existing customers and resolution of maintenance billings.

LIQUIDITY AND CAPITAL RESOURCES

         At October 31, 1995, the Company had a working capital deficit of $365,140, compared to a deficit of $1,174,987 at January 31, 1995. With the departure in January 1994 of substantially all of the former Blue Mountain employees, the Company lost its ability to provide client/server services to its customers, including MCI. Accordingly, the Company's revenues and cash flow have been materially adversely affected by the loss of revenues from its former client/server business.

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

         The Settlement Agreement was amended on February 27, 1995 to, among other things, amend the entry of judgment against the Company to $339,875, which Woodall agreed not to enforce so long as the Company timely makes all payment under the Employment Agreement and the Company redeems 300,000 shares of the Company's common stock held by Woodall as follows: (a) 21,000 shares for a total price of $15,000 on or before March 1, 1995; (b) an additional 21,000 shares at a total price of $15,000 on or before April 1, 1995; (c) an additional 133,000 for a total price of $98,000 on or before May 1, 1995 and
(d) an additional 125,000 shares for a total price of $140,000 on or before February 1, 1996. On each of March 1, 1995 and April 1, 1995, the Company redeemed 21,000 shares of Woodall's common stock for $15,000. On May 1, 1995, the Company redeemed 133,000 shares of Woodall's common stock for $98,000. A final Satisfaction of Judgment was filed by Woodall on September 29, 1995 following the purchase from Woodall of his 325,000 remaining shares of Common Stock of the Company by Jeffrey C. Brenner. Mr. Brenner is a director of the Company. In connection therewith, Mr. Woodall released the Company from all claims which Woodall may have against the Company.

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

         On December 14, 1995, the Company entered into a definitive merger agreement to merge its operations with AUBIS, L.L.C. of Atlanta, GA, a supplier of systems and services to the food service industry. AUBIS also provides network solutions to a variety of industries including health care, real estate, and others. Under the terms of the merger agreement, AUBIS will receive 10,500,000 shares of Common Stock of the Company, which will represent a majority of the issued and outstanding shares of Common Stock of the Company upon Consumation of the merger. The consummation of the merger is subject to, among other things, the approval of the shareholders of the Company.

         Until such time as the AUBIS merger can be consummated, the Company's revenue will be limited to revenue from support contracts with existing customers, direct sales of its software and services and indirect sales of its software and services through its relationship with Encore.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits.
                      Exhibit 27 - Financial Data Schedule (for SEC use only).

                 (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 1995.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FISHER BUSINESS SYSTEMS, INC.



Dated:  December 8, 1995       By: /s/ Larry Fisher
       ---------------------      --------------------------------------
                                  Larry Fisher, President and Chief Executive
                                  Officer (chief executive and financial
                                  officer)