Form 10KSB
period 1996-01-31
FISHER BUSINESS SYSTEMS INC
filed 1996-05-02
CIK 790733

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

[X]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                 For the Fiscal Year Ended January 31, 1996

                                     or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934


                       Commission File Number 0-16288


                        FISHER BUSINESS SYSTEMS, INC.
           (Exact name of Registrant as specified in its charter)


                Georgia                                 58-1366235
     (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                  Identification No.)


                       1950 Spectrum Circle, Suite 400
                           Marietta, Georgia 30067
                               (770) 857-4461
                  (Address of principal executive offices,
       including zip code, and telephone number, including area code)


Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X          No
                                          ----           ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Revenues for the year ended January 31, 1996:  $732,549

     The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (approximately 4,466,486 shares) on March 15, 1996 was approximately $7,280,372. The aggregate market value was computed by reference to the average of the bid and asked prices of the Common Stock on March 15, 1996. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered to be affiliates of the Registrant at that date.

     The number of shares outstanding of the Registrant's Common Stock as of April 23, 1996 was 7,363,696 shares.



                     DOCUMENTS INCORPORATED BY REFERENCE

                                    None

Transitional Small Business Disclosure Format (check one):

     Yes            No  X
         ---           ---

                                   PART I

ITEM 1.  BUSINESS

GENERAL

     The Company designs, develops, markets, licenses and supports proprietary computer software for use in a variety of food service establishments, including the vertical market consisting of large restaurant chains. The Company's Fisher Restaurant Management System(R) is a fully integrated restaurant system. Utilizing the capability of enhanced personal computers in a networking environment, the Fisher Restaurant Management System(R) is designed to permit the integrated operation of both point-of-sale transaction functions and management reporting functions. The Company's restaurant software is designed to operate on IBM-compatible hardware, and the Company markets its software systems as a hardware independent solution. The Company will install its software on the customer's hardware of choice.

     The Company's point-of-sale software system was introduced in September 1986 and was combined with the Company's previously developed financial and accounting software to form the Company's first generation Fisher Restaurant Management System(R). The Fisher Restaurant Management System(R) was first developed on an enhanced IBM PC Model AT, but was modified in 1987 to run on the IBM Personal System/2(TM) ("PS/2"). The Fisher Restaurant Management System(R) is presently installed in approximately 1,500 restaurants. See "-Products."

     The second generation of the Fisher Restaurant Management System(R) is a color touch screen system designed as an open system utilizing a popular fourth generation programming language and a full function relational database. This modular software system operates on a standard personal computer network and embraces the business needs of restaurant servers, bartenders, cashiers and managers, as well as the corporate information needs of the larger chain restaurant organizations. The software modules include server entry, time and attendance, and corporate communication.

     The Company has embarked upon a strategy of strategic acquisitions to position the Company to be a leading information technology company in the healthcare and hospitality industries. In furtherance of this strategy, the Company has agreed to merge AUBIS Hospitality Systems, Inc. ("AHS") and AUBIS Systems Integration, Inc. ("ASI") (collectively, the "AUBIS Subsidiaries"), each a wholly-owned subsidiary of AUBIS, L.L.C. ("AUBIS") with and into two wholly-owned subsidiaries of the Company (collectively, the "Fisher Subsidiaries"), pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated December 13, 1995 and amended and restated as of March 29, 1996 (the "AUBIS Agreement"), among AUBIS, the AUBIS Subsidiaries, certain affiliates of AUBIS, the Company and the Fisher Subsidiaries, in which AUBIS will receive 10,500,000 shares of Common Stock of the Company (such transaction referred to herein as the "AUBIS Transaction"). In addition, the Company has entered into a Stock Purchase Agreement, dated as of March 29, 1996 (the "HALIS Agreement"), between the Company and HALIS, L.L.C. ("HALIS") and its affiliates, providing for the acquisition by the Company of HALIS Software, Inc. ("HSI"), a wholly-owned subsidiary of HALIS, in which HALIS will receive 5,000,000 shares of Common Stock of the Company (such transaction referred to herein as the "HALIS Transaction"). The AUBIS and HALIS Transactions are collectively referred to herein as the "Transactions." Consummation of the Transactions is subject, among other things, to approval of the shareholders of the Company at the 1996 Annual Meeting of Shareholders, scheduled to be held in the summer of 1996. Upon consummation of the Transactions, AHS, ASI and

HSI will be wholly-owned subsidiaries of the Company and the Company's corporate name will be changed to AUBIS, Inc.

     The Transactions will require the Company to issue an aggregate of 15,500,000 shares of Common Stock. The consideration to be paid by the Company in the Transactions was determined through negotiations between management of the Company and each of AUBIS and HALIS and was not based upon any independent appraisal or valuation of either the Company, the AUBIS Subsidiaries or HSI. Among the factors considered in making such determination were prevailing market conditions and general economic conditions, the revenues and earnings of the parties in recent periods, the relative experience of management of each of the parties, estimates of the business potential of the combined companies, the present state of development of each company and other factors deemed relevant. The Company has not obtained an opinion of an independent financial advisor as to the fairness of the Transactions to the shareholders of the Company from a financial point of view.

     AHS, formerly known as Wiporwil Systems, Inc., has provided value added sales and services in the southeastern United States to individuals, franchisees, management companies and national chains in the restaurant industry since 1992. Its trained technical staff has experience in computer based systems for restaurant point of sale ("POS") and back office applications, restaurant management (both fine dining and fast food) and system development. Through 1995, AHS has been a restaurant software distributor providing sales and support primarily for the Squirrel POS (fine dining) and Comptrex POS (fast food) product lines. In addition, AHS developed both off-the-shelf and custom products which are designed to add value to the POS products that it distributed.

     ASI, formerly known as G.E. Random & Associates d/b/a Peripheral Design, has provided value added computer services, network solutions, connectivity solutions and system integration, principally to Atlanta-area businesses, since 1985. ASI provides microcomputers, peripherals, on-site and depot maintenance, network design, network installation, cable plant design and installation, and network consulting in the southeastern United States. Its trained technical staff has experience in computer system integration, network configuration and network implementation. ASI has certified network engineers on staff for LAN and WAN network services. ASI sells, services and supports many major brands of computers, peripherals and networks. ASI support services include on-site hardware maintenance as well as network support programs. ASI offers local area network design and installation, wide area network design and installation, cable plant design, installation and management, network management systems and network trouble shooting, protocol debugging and performance analysis.

     HSI is engaged in developing and marketing advanced healthcare information systems to managed car organizations and their various points of service such as physicians, hospitals and laboratories.

     Immediately following the Transactions, AUBIS and HALIS will collectively own a majority of the authorized and issued common stock of the Company. Paul
W. Harrison, who will serve as Chairman of the Board and Chief Executive Officer of the Company upon consummation of the Transactions, beneficially owns and/or has the power to vote (by virtue of his position as the managing member of AUBIS and HALIS) all 15,500,000 shares of Common Stock to be issued in the Transactions. As a result, Mr. Harrison will be able to elect the Company's directors, determine the outcome of most corporate actions requiring shareholder approval and otherwise to control the business of the Company.

     In January 1996, the Company entered into a letter of intent to acquire a proprietary technology asset ("MERAD") for $200,000 in cash from Paul Harrison Enterprises, Inc. ("PHE"), of which $50,000 will be paid in cash at the closing of the transaction and $150,000 will be evidenced by a 12-month promissory note bearing interest at 10% per annum. The Company is also obligated to pay, as additional consideration, 10% of gross revenues generated from the MERAD technology and any derivatives thereof by the Company or any of its affiliates. PHE is owned and controlled by Paul Harrison, who also controls AUBIS and HALIS. PHE acquired MERAD from Mr. Harrison in July 1995. Mr. Harrison conceived and developed the initial algorithms forming the basis of the operation of MERAD. MERAD is an artificially intelligent technology utilizing advanced computer languages as its platform. MERAD is a tool that is utilized to develop application software. Through the use of artificial intelligence, MERAD can substantially decrease the development time necessary to create and debug application software. MERAD is still in a demonstration form and is being beta site tested through HSI. Accordingly, it is not yet available or suitable for commercial exploitation.

     When PHE acquired rights in MERAD from Mr. Harrison, Mr. Harrison retained a perpetual royalty free license to MERAD and any enhancements and derivatives thereof (excluding any application software developed utilizing MERAD). On October 1, 1995, PHE licensed MERAD, in its then partially completed state, to HALIS in order for HALIS to develop proprietary healthcare software (the "License"). As part of the License, HALIS agreed to continue developing MERAD and to be a beta site to test MERAD's capabilities and functionality. HALIS agreed that any enhancements and modifications to MERAD become the sole and exclusive proprietary property of PHE, subject to HALIS's rights to use the same under its License. With the exception of certain licenses to use MERAD, PHE has exclusive ownership rights to MERAD.

     Consummation of the MERAD transaction is subject to the negotiation of a definitive acquisition agreement and completion of a due diligence review by the Company of the business/asset to be acquired and consummation of the Transactions. It is anticipated that the MERAD acquisition will be consummated on the later of the date of consummation of the Transactions or August 1, 1996.

     On April 4, 1996, the Company entered into a letter of intent to acquire Advance Custom Computer Solutions, Inc. ("ACC Solutions") in exchange for $50,000 cash, $1,000,000 in common stock of the Company and up to an additional $500,000 in common stock of the Company based on the pre-tax net income of ACC Solutions in the twelve-month period following its acquisition by the Company. ACC Solutions is based in Atlanta, Georgia and is a provider of medical and dental practice management software to healthcare professionals and billing services. Consummation of the ACC Solutions transaction is subject to the negotiation of a definitive acquisition agreement and completion of a due diligence review by the Company of the business of ACC Solutions.

     The proposed acquisitions of MERAD and HALIS provide the cornerstone for the Company's mission to become the leading information technology company in delivering database software, integrated software applications, and technology services to the healthcare industry. The Company intends to expand its markets through the application of its MERAD database software.

     The Company's strategy is to capitalize on its multimedia database technology to produce lower cost software without compromising margins, to provide high-quality customer service to augment its software products, and to build its distribution channels. Expanded distribution capabilities will be added principally through acquisitions of similar businesses operating in different markets.

     The Company's systems business will be targeted to healthcare industry participants such as physician practices, HMO's, home healthcare providers and hospitals. The Company will be well positioned, through its technology, to produce new software rapidly and at a much lower cost than the competition.
The Company expects to capitalize on the healthcare industry's demand for more software variety, updates, convenience, lower pricing, and better support services. In addition, the Company will provide information management systems to management companies to help manage their point-of-care systems information. For example, in the healthcare industry, the Company will provide an information management system to managed care organizations that will aid in managing the networks of medical practices.

     Due to the limited resources to apply toward research and development over the past few years, however, the Company has been unable to incorporate certain modifications and enhancements that are needed to allow the Company to effectively compete in the fine dining market. Utilizing AUBIS' personnel and programming expertise, Fisher is presently undertaking modifications and enhancements to its Fisher Restaurant Management System(R) which it hopes will be ready in mid to late 1996, which will be used to supplement its healthcare offerings that are planned.


BACKGROUND

     The Company was organized in 1979 by Larry Fisher, its Chairman, Treasurer and a principal shareholder, to provide vertical software applications for potential business users of IBM minicomputers. The initial applications provided by the Company consisted principally of business management software directed at a variety of different businesses, including pharmacies, supermarkets and general retail, as well as restaurants.

     Spurred by the introduction of the IBM Personal Computer, or "PC," and a concurrent capital infusion from minority investors, the Company developed its own proprietary PC-based business applications software in 1984. At the same time, the Company's previously diffuse marketing approach was restructured to focus on its most successful market niche - the restaurant industry. From this reorientation was developed the initial version of the Back Office System for restaurants. The Back Office System was marketed as a financial and inventory management system that readily communicated with, and complemented the data-gathering function provided by, intelligent-terminal point-of-sale systems sold by such manufacturers as NCR Corporation, Sweda International, Inc. and DTS/Datachecker.

     In 1986, the Company undertook to develop an integrated restaurant system that would eliminate the inherent inefficiencies of separate computers for "front office" point-of-sale and "back office" accounting control functions. Utilizing the capability of an enhanced IBM PC Model AT to run multiple terminals in a networking environment, coupled with the availability of a new type of low-cost IBM CRT terminal, the Company's Server Entry System was designed to permit the integrated and simultaneous operation of both point-of-sale transaction functions and accounting functions using the same central processing unit. The integration of the Server Entry System with the existing Back Office System produced the current Fisher Restaurant Management System(R), which was introduced in September 1986.

     In July 1990, the Company began the task of designing and developing its next generation product. During fiscal 1993, Fisher placed 16 pilot systems of its next generation restaurant management system with eight regional and national multi-store organizations for evaluation. On March 31, 1993, the Company announced its first sale of this new product to Friendly Ice Cream Corporation of Wilbraham, Massachusetts.

     In late 1995, the Company developed a strategy to grow its business through the acquisition of select software companies in the hospitality and healthcare markets. See "- General" and "- Consolidation Strategy." Pursuant to this strategy, the Company entered into the AUBIS and HALIS Agreements in December 1995 and in March 1996, respectively, and have entered into letters of intent to acquire the MERAD technology and ACC Solutions.

     Pending consummation of the Transactions, the Company has entered into a management agreement with AUBIS pursuant to which Paul W. Harrison and Adam J. Waxman provide management services to Fisher in an effort to begin the process of effecting an orderly transition of the AUBIS Subsidiaries to the Company. The management agreement provides for a monthly management fee of $10,000 payable to AUBIS and is terminable at the option of either the Company or AUBIS upon five (5) business days' notice to the other party.

CONSOLIDATION STRATEGY

     The Company's management believes that the opportunity exists to consolidate the operations of a number of software companies which presently serve the hospitality and healthcare markets. By combining certain of the areas of each business, namely support, administration, and sales, management believes that new products can be added which can be sold to the existing customer base and new customer bases will be acquired into which the existing products and services can be sold.

     In addition, there are companies that provide goods and services to the hospitality and healthcare industries such as electronic data interchange
(EDI), electronic cash management, credit and processing services and other business applications. These companies may also be candidates within the consolidation strategy.

     This consolidation strategy is similar to that successfully implemented in the telephone long distance market in the 1980s. The high degree of fragmentation in the software industry lends itself to this consolidation strategy. For many of these companies, even though they are successful, their founders/shareholders face liquidity challenges as they are too small to go public and, in a private transaction for cash, they might not be able to realize the same value as if they were part of a larger company. The key to success will be in selectively identifying those companies which have the right mix of product, customer base and personnel. The proposed Transactions are the first step in the Company's implementation of this strategy.

     While the Company believes the strategic plan that it is undertaking, through consummation of the Transactions, will be successful and in the best interest of the Company, no assurances can be given that the Company indeed will be successful and that shareholder value will be enhanced. Risk factors include, among others, (i) timely completion of modifications and enhancements of the Company's hospitality and healthcare products, (ii) continued working capital availability while such products are being developed, (iii) continued availability of Messrs. Fisher and Harrison (each will be subject to a three year employment agreement), (iv) acceptance of the Company's products by customers in the hospitality and healthcare markets, and (v) availability of capital for working capital and the acquisitions over the next 12 to 15 months.

     As discussed above, the success of the Company's strategic plan and consolidation strategy will be dependent, among other things, upon the Company's ability to raise significant capital to enable the Company to actively seek acquisition targets. In March 1996, the Company retained the services of the investment banking firm, Feltman & Co. ("Feltman"), for purposes of advising the Company in its negotiations with one or more investors which may purchase the Company's capital stock or debt instruments. The Company is seeking to raise up to $30 million to enable it to have the financial resources to actively pursue acquisition targets. The Company agreed to compensate Feltman with a non-refundable retainer of $25,000 (to be credited against commissions earned) and a commission equal to 8% of the amount of funds raised with their assistance. Feltman will also receive five-year warrants, exercisable at $2.00 per share, in an amount equal to 20 shares per each $1,000 in capital raised. Feltman's warrants will carry piggyback registration rights. The arrangement with Feltman is exclusive through April 30, 1996 and will be extended through June 30, 1996 if a minimum of $10 million in commitments acceptable to Fisher are received. At the termination of its relationship with Feltman, the Company will be obligated to Feltman for the full commission with respect to any transaction that is consummated within one year of such termination with any party with which discussions relating to such transaction were held during the period of Feltman's engagement.

MANAGEMENT AND OPERATIONS OF THE COMPANY AFTER THE TRANSACTIONS

     Management. Under the terms of the AUBIS Agreement, the directors and executive officers of the Company upon consummation of the Transactions will be as follows:


       NAME                    AGE                POSITION
       ----                    ---                --------

Paul W. Harrison               41          Chairman of the Board and
                                            Chief Executive Officer
Larry Fisher                   52          President, Chief Operating Officer and
                                            Director
Jeffrey C. Brenner             47          Director
James W. Dixon                 49          Director
Nate Lipson                    68          Director


     In addition, two additional directors will be appointed by the Board of Directors of Fisher following the consummation of the Transactions, one nominee to be selected by Mr. Harrison and the other nominee to be mutually agreed upon by Messrs. Fisher and Harrison.

     PAUL W. HARRISON has been the managing member of AUBIS since February
1995, a director of AHS since June 1994 and a director of ASI since January 1995. Mr. Harrison has also served as President of PHE since May 1990. From July 1993 to December 1994, Mr. Harrison was employed as an executive advisor of HBO & Company of Georgia, Inc., a software company in the healthcare information industry. Mr. Harrison served as President and Chief Executive Officer of Biven Software, Inc., a software technology company specializing in business and healthcare applications, from 1991 to June 1993, when it was acquired by HBO & Company of Georgia, Inc. Mr. Harrison also served as President of SOTRISS Corp., a software technology company specializing in insurance and healthcare applications, from 1986 to 1989, when it was acquired by Lincoln National Information Services, Inc. ("Lincoln National"). Thereafter, Mr. Harrison continued his employment as President and Chief Executive Officer of SOTRISS, a subsidiary of Lincoln National, until 1991. Mr. Harrison will serve as Chairman of the Board and Chief Executive Officer of Fisher after the Transactions are consummated. Mr. Harrison is a director nominee of the Company.

     LARRY FISHER, the founder of the Company, has served as a director since its organization in 1979, as President, Chief Executive Officer, and Treasurer since 1979 and as Chairman of the Board since 1992. Prior to 1979, Mr. Fisher was employed by IBM for 11 years in several executive sales and marketing positions. In his last such position, Mr. Fisher was responsible for creating, implementing and monitoring national marketing programs for the retail and hospitality industries. Mr. Fisher will serve as President, Chief Operating Officer and a director of the Company after the Transactions are consummated.

     JEFFREY C. BRENNER has served as a director of the Company since May 1995 and will continue as a director of the Company upon consummation of the Transactions. Mr. Brenner is currently a private investor. From 1987 to 1991, Mr. Brenner served as President and Chairman of the Board of Tech Time, Inc., a time and attendance software/services company.

     JAMES W. DIXON has served as a director of the Company since 1989 and will continue as a director of the Company upon consummation of the Transactions. Mr. Dixon has served as President and Chief Executive Officer of ClientLink Corporation, a provider of custom software and services, since March 1996. Mr. Dixon served as Chairman of the Board of CompuCom Systems, Inc. from 1989 to March 1996. From 1988 to 1989, he served as President and Chief Operating Officer of CompuCom Systems. From 1987 to 1988, he served as President of the CompuShop division of Bell Atlantic, and from 1985 to 1987, he served as President of A Beeper Company, a division of Bell Atlantic. Mr. Dixon serves as a director of U.S. Data, Inc. and CompuCom Systems, Inc.

     NATE LIPSON is a member of AUBIS and has served as a director of AHS and ASI since December 1995. Mr. Lipson is currently a private investor, and has had various ownership and management interests in companies doing business in the hospitality and carpet industries for more than the past five years. Mr. Lipson is a director nominee of the Company.

     Employment Agreements. Upon consummation of the Transactions, the Company will enter into an Employment Agreement with Paul W. Harrison, pursuant to which Mr. Harrison will serve as Chairman of the Board and Chief Executive Officer of the Company. The Employment Agreement is for a term of three years, expiring on the third anniversary of the effective date of the Transactions, and provides for an annual base salary of $200,000 plus incentive bonus payments. In addition, the Employment Agreement provides for Mr. Harrison to receive options to purchase shares of common stock of Fisher in the discretion of the Board of Directors. The Employment Agreement provides for certain severance payments to be paid to Mr. Harrison in the event of a change in control of the Company or a significant change in Mr. Harrison's operational duties. In the event of a change in control, Mr. Harrison will be entitled to terminate his employment with the Company and to receive three times the sum of his annual base salary and the cost for one year of all additional benefits provided to Mr. Harrison under the Employment Agreement. In addition, in the event Mr. Harrison terminates his employment under certain stated conditions or is terminated by the Company without cause, he will receive the greater of one year's annual base salary or an amount equal to the base salary which would otherwise be payable to Mr. Harrison for the remaining term of his Employment Agreement. Any such severance payment may, at the option of the Company, be paid to Mr. Harrison in equal monthly installments or in a lump sum at a discounted present value. The Employment Agreement contains non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

     The Company currently has an employment agreement with Larry Fisher which will continue in effect after consummation of the Transactions. Upon consummation of the Transactions, Mr. Fisher will relinquish his titles as Chairman of the Board and Chief Executive Officer of the Company, but will continue to serve as its President and Chief Operating Officer. See "Executive Compensation."

     Operations. Upon consummation of the Transactions, AHS, ASI and HSI will be wholly-owned subsidiaries of the Company and the Company's corporate name will be changed to AUBIS, Inc. Concurrently with the consummation of the Transactions, the Company will contribute substantially all of its assets to a subsidiary, with the result that all of the Company's business operations will be conducted through its operating subsidiaries. In addition, on the later to occur of August 1, 1996 or the consummation of the Transactions, the Company will own and commercially exploit the MERAD technology that it will be acquiring from Paul Harrison Enterprises, Inc.

     Upon consummation of the Transactions, the Company will be a technology company that manufactures database software and delivers applications software systems integration services to vertical markets, with an emphasis on the healthcare and hospitality markets. The Company's mission is to be the leading information technology company in delivery database software and point-of-event driven software applications and technology services to the healthcare and hospitality industries, and to capture and expand its market share through the power of its database software.

     The Fisher Management Restaurant System(R) and The Second Generation of Fisher software have been sold to local, regional and national food service chains. Customers have included Denny's, Inc., Friendly Ice Cream, Ralph & Kacoo's, The Aquilon Group, as well as franchisees of International House of Pancakes, Perkins Family Restaurants, Holiday Inn, and others. Each of these customers has required some amount of systems integration services such as procurement of hardware, selection and procurement of networks, staging of hardware and software, network installation, computer hardware installation, user training, and hardware and/or software support.

     With the capabilities of ASI, the Company will be able to provide these and other network integration services to not only the restaurants themselves, but to their headquarters operations. In addition, the availability of the MERAD technology will enable the Company to approach large companies in hospitality, healthcare, and other industries to provide headquarters and point of service processing and application software development.

     Therefore, the Company's strategy is to focus on local, regional, and national food service chains, and offer a complete systems integration service, including the Company software and the services discussed above. The Company will also begin a development effort to enhance the Company software for the healthcare institutional feeding marketplace, which includes hospitals, insurance companies, and other institutional feeding establishments related to the healthcare industry.

     Consistent with the Company's focus on chain store opportunities in food service and healthcare, the Company will discontinue third party remarketing relationships and eliminate the expense associated with this local selling effort, which is not as profitable as other business lines. The margins on third party products are much lower than those for system services as described above, and much lower than those available for proprietary software such as the Company systems.

     The Company seeks to use its multimedia database technology to produce lower cost software without compromising margins, to provide full service to augment its software products, and to build better distribution channels through a combination of replicating AUBIS' Atlanta model to other key cities, and consolidating distribution and service companies in both hospitality and healthcare into the Company as independent business units.

     The Company plans to initially focus on the point-of-service system business in the healthcare industry (doctor practices, HMO's, etc.) and on the point-of-sale systems business in the hospitality industry (restaurants, hotels, etc.). The Company will also be positioned, through the MERAD technology, to produce new point-of-event software very rapidly. The Company also plans to capitalize on the consumer's demand for more software variety and updates, more convenience, better prices and better support services. In addition, the Company will provide information management systems to management companies to help manage their point-of-event systems information. For example, in the healthcare industry, the Company would provide an information management system to managed care organizations.

     The Company will manage its operations through a combination of corporate headquarters in Atlanta, Georgia and through independent business units that can be managed as profit centers, and that can focus on sales and service in different geographical areas.

     The Company's strategic plan is a significant shift in its present business direction. As a result of the Transactions, the Company anticipates positioning itself to capture a portion of the healthcare information systems network and integration markets. There can be no assurance, however, that the combined companies will be successful in this endeavor or that they will be able to achieve or sustain profitability in the future.

PRODUCTS

     The Company's principal products are the Fisher Restaurant Management System(R) and implementation support services for the food service vertical market. The second generation of the Fisher Restaurant Management System(R) is a color touch screen system designed as an open system utilizing a popular fourth generation programming language and a full function relational database. This modular software system operates on a standard personal computer network and embraces the business needs of restaurant servers, bartenders, cashiers and managers, as well as the corporate information needs of the larger chain restaurant organizations. The software modules include server entry, time and attendance, and corporate communication. Presently, the Fisher Restaurant Management System(R) is in need of certain modifications and enhancements to make it competitive. These modifications and enhancements are currently in development and the Company anticipates such enhancements and modifications to be completed by mid to late 1996.

     To enhance customer satisfaction, the Company also provides implementation support services to its food service customers. These services include product installation, staff training, system integration, software modification, help desk telephone support, hardware acquisition, and system staging and testing.

CUSTOMER SUPPORT, WARRANTY AND EDUCATION

     In conjunction with installation of a system, the Company provides on-site training for the customer's management, supervisory and financial personnel designed to provide instruction in the use and operation of the system. The amount of on-site training varies with the size of the customer's operation and complexity of the system being installed. Training is invoiced as a separately itemized fee as a part of any customer's licensing of the Fisher Restaurant Management System(R).

     The Company provides ongoing customer support in the form of software updates, when published, and telephone consultations with the Company customer support personnel concerning software operational problems and general advice regarding use of the Company's systems. A separate fee is also charged for this customer support on an annual basis.

     The Company warrants to its customers that the Company's software systems will perform the applications set forth in the agreement pursuant to which the software is licensed. In the event the software does not perform as specified, the Company's warranty obligation is ordinarily limited to correction of errors in the software, generally for a one-year period from the date of installation. The Company has not incurred, and does not anticipate that it will incur, significant expenses in connection with the fulfillment of its warranty obligations.

MARKETING

     The Company generally licenses its software products to the end user pursuant to nonexclusive, nontransferable licenses granted for a one-time license fee payment. The Company markets its Fisher Restaurant Management System(R) through direct sales and through its arrangement with Global. In addition, the Company has entered into a marketing agreement with AHS, whereby AHS will distribute the Fisher Restaurant Management System(R). Fisher has paid AHS $80,000 as an advance on commissions in order to provide AHS with the resources necessary to commence distribution of its product.

COMPETITION

     The Company believes its present competition in the hospitality industry includes other independent software suppliers that sell programs for point-of-sale functions or cross industry technical services or both. The Company believes that there are at least six companies currently offering "front office" software packages similar to the Company's Server Entry System.

     A number of significantly larger companies in the computer industry, including IBM and NCR Corporation, are in the restaurant software market.

     The Company believes that the major competitive factors in marketing computerized restaurant management and operations systems are maintenance, support, price, reliability, simplicity and flexibility of the software in adapting to operational changes and the dynamic need for management information, and speed of operations processing.

     The point of sale industry is evolving from proprietary hardware systems to open, software based systems. Primary hardware suppliers include AT&T (NCR), IBM, Digital Equipment Corporation, and Micros. Point of sale software is generally supplied by small companies with revenues between $1 million and $10 million. These include Progressive Software, Infogenesis and Compris.

     Competition in the healthcare information services industry is intense and includes healthcare software companies such as HBO & Company, service bureaus and general computer software and services companies that also offer system integration services.

CUSTOMERS

     During fiscal 1996, the Company provided support services for its Fisher Restaurant Management System(R) to approximately 100 customers in the hospitality industry, none of which accounted for more than 10% of the Company's revenues for the year.

PRODUCT PROTECTION

     The Company regards its software as proprietary and protects it with common law copyrights, trade secret law and internal nondisclosure safeguards. Restrictions on disclosure and transferability are incorporated into its software license agreements, and each copy of the software contains copyright notices, both internally (flashed on the terminal screen at commencement of the program) and externally (labeled on each disc containing the software). Most of the Company's customers are provided only object code versions of the software, as further protection against pirating, although a few select customers also receive source code. Despite these protections, it may be possible for the Company's competitors or users to copy all or portions of the Company's proprietary software or to obtain information which the Company regards as trade secrets. The Company has not patented its software and has not federally registered any copyrights with respect thereto, and reliance on common law copyright and trade secret protection affords somewhat limited practical protection.

     The Company has registered with the U.S. Patent and Trademark Office the trademark The Company Business Systems FBS\ (on the Principal Register) and the service mark Fisher Restaurant Management System(R) (on the Supplemental Register).

     The Company has independently developed its software products. However, there can be no assurance that claims will not be asserted against the Company that its software codes, concepts, ideas and documentation infringe on the proprietary rights of others in software they developed. As of April 15, 1996, there were no actions claiming patent infringement pending against the Company.

     The following trademarks or service marks are used in this report: Fisher Restaurant Management System(R) is a service mark of Fisher Business Systems, Inc. and Personal System/2(TM) is a trademark of International Business Machines Corporation.

BACKLOG

     The Company typically licenses a multi-store chain to use its software for up to a specified number of locations. The Company's backlog therefore consists of a schedule of services to be performed in conjunction with each license. If the Company is supplying hardware, typical lead times are between 30 and 45 days. There is currently no backlog of orders for the Fisher Restaurant Management System(R).

EMPLOYEES

     As of March 15, 1996, the Company had seven full-time employees, including one in senior management. The Company also utilizes contract personnel for support services, installations of additional the Company systems and programming. In an effort to reduce costs over the past year, the number of employees has been substantially reduced, leaving the Company with substantially diminished capabilities in the areas of product development and quality control.

     Competition for qualified personnel in the software industry is intense. The Company's ability to attract and retain qualified personnel has been substantially diminished by its weakened financial condition. There can be no assurance that the Company will be able to attract or retain qualified personnel in the future.

     None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its employee relations to be good. The Company requires all employees to sign an agreement in which they undertake not to disclose the Company's trade secrets to others during the period of, or after termination of, their employment.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's corporate headquarters are located in 2,500 square feet of office space in Marietta, Georgia. In anticipation of the consummation of the Transactions, the office space is being shared by the Company with AHS and ASI pursuant to a 12-month lease at a monthly rental of $3,000.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material pending legal proceedings to which the Company is a party or to which its properties are subject; nor are there any material proceedings known to the Company to be contemplated by any governmental authority; nor are there any material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders of the Company during the fourth quarter ended January 31, 1996.

                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On October 30, 1992, the Company's Common Stock ceased quotation on the Nasdaq Small Cap Market. Price information on the Company's Common Stock is now available on the Nasdaq "Bulletin Board." The trading symbol for the Common Stock is "FBUSC."

     As of March 29, 1996, there were approximately 143 holders of record of the Company's Common Stock; however, the Company believes that there are more than 300 beneficial owners of its Common Stock.

     The Company has not paid any dividends and does not expect to do so in the foreseeable future. Although the payment of dividends rests with the discretion of the Board of Directors, the Company intends to employ its earnings, if any, to finance its ongoing operations and to further develop its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JANUARY 31, 1996 COMPARED WITH FISCAL YEAR ENDED JANUARY 31, 1995

     Revenues for the year ended January 31, 1996 (fiscal 1996) were $732,549, a decrease of $529,642, or 42%, from the prior year revenues of $1,262,191. The decrease in revenues is primarily attributable to the fact that substantially all of the Company's revenues in fiscal 1996 were derived from support services for its Fisher Restaurant Management System(R), rather than from sales of systems. The Company is in the process of modifying and enhancing its Fisher Restaurant Management System(R) to make it competitive. See "Business."

     The allowance for possible losses on accounts receivable decreased to $3,000 during fiscal 1996, as compared to $40,000 for the previous year, as a result of the significant decrease in accounts receivable during the period.

     Selling, general and administrative expenses were $681,981 for fiscal 1996, compared to $1,945,088 for the prior year. The decrease of $1,263,107, or 65%, was largely due to reduction in personnel during the period.

     The Company recorded net income for fiscal 1996 of $44,414, as compared to a net loss of $1,188,870 for the prior year. The improvement in net income is primarily the result of significant reductions in operating expenses, as well as a benefit of $243,838 from debt restructuring.

FISCAL YEAR ENDED JANUARY 31, 1995 COMPARED WITH FISCAL YEAR ENDED JANUARY 31, 1994

     Revenues for the year January 31, 1995 (fiscal 1995) were $1,262,191, a decrease of $4,076,853, or 76%, from the prior year revenues of $5,339,044.
The decrease in revenues is primarily attributable to the loss of the Company's client/server service business and the Company's focus on opportunities for the sale of higher margin software and software services.

     The Company did not incur any research and development expenses in fiscal 1995. Research and development expenses for the prior year were $695,561. The elimination of these expenses relates directly to the maturation of the Company's current product.

     The allowance for possible losses on accounts receivable decreased to $40,000 during fiscal 1995, as compared to $230,476 for the previous year, as a result of the significant decrease in accounts receivable during the period.

     Selling, general and administrative expenses were $1,945,088 for fiscal 1995 compared to $2,725,354 for the prior year. The decrease of $780,266, or 29%, was largely due to reduction in personnel during the period.

     Interest expense decreased significantly as the Company's line of credit has expired. A replacement facility has not been obtained by the Company.

     The Company recorded a net loss for fiscal 1995 of $1,278,918, as compared to a net loss of $530,378 for the prior year. The increase in the net loss was primarily due to the loss of the Company's client/server services businesses.

LIQUIDITY AND CAPITAL RESOURCES

     At January 31, 1996, the Company had a working capital deficit of $379,492, compared to a deficit of $1,174,987 at January 31, 1995. With the departure in January 1994 of substantially all of the former Blue Mountain employees, the Company lost its ability to provide client/server services to its customers, including MCI. Accordingly, the Company's revenues and cash flow for fiscal 1995 and fiscal 1996 have been materially adversely affected by the loss of revenues from its former client/server business.

     The Company has instituted stringent measures designed to reduce expenses as much as possible consistent with providing the level of services required by its customers, including a reduction of the number of personnel. The Company presently employs seven people.

     In fiscal 1996, the Company completed a private placement of 2,033,333 shares of Common Stock and 1,500,000 shares of Series A Convertible Preferred Stock, resulting in proceeds of $800,000. The Preferred Stock is convertible into Common Stock on a one-for-one basis, subject to certain adjustments based on the Company's earnings and the price per share paid by the Company in any acquisition. The proceeds of this offering were applied to repay accounts payable, to repurchase certain of the Company's outstanding shares, to fund accounts receivable and marketing expenses and to increase the working capital of the Company.

     In the first quarter of fiscal 1997, the Company commenced a private placement of $1.2 million in 7.0% convertible promissory notes due January 15, 1998 (the "Notes"). As of April 30, 1996, the Company had received a total of $800,000 from this placement. The Notes are convertible into Common Stock at the option of the holder at a conversion price of $1.00 per share. As of April 15, 1996, approximately $475,000 of the proceeds of this offering had been advanced to AUBIS to support its operations. AUBIS' cash needs result, in part, from the loss of a significant supplier and customer of AHS. This supplier accounted for approximately 54% of the total revenues of the AUBIS Subsidiaries for the year ended December 31, 1995. The balance of the proceeds from the sale of the Notes have been utilized to expand Fisher's sales and marketing capabilities in the three primary areas of business which it will pursue subsequent to the completion of the Transactions: system and service sales to the hospitality and healthcare industries and networking systems and services to a variety of industries.

     The Company has entered into definitive agreements to acquire the AUBIS Subsidiaries and HSI. See "Business." The Company intends to account for the AUBIS and HALIS Transactions as a reverse purchase for accounting and financial reporting purposes. Under this method of accounting, AUBIS and HALIS will be treated as the acquiring entities. As a result, the historical pre-merger financial statements of the combined company will be those of AUBIS and HALIS, rather than the Company.

     In anticipation of the Transactions, the Company has engaged Feltman & Co. to assist it in raising up to $30 million through the issuance of convertible notes and warrants. See "Business-Consolidation Strategy."

     The Company anticipates that it will fund the cash portion of the MERAD acquisition and the ACC Solutions acquisition from working capital and capital infusions.

     Until such time as the Transactions can be consummated, the Company's revenue will be limited to revenue from support contracts with existing customers, direct sales of its software and services and indirect sales of its software and services.

SEASONALITY

     The Company's revenues historically exhibit a seasonal pattern, with the fourth fiscal quarter generally being a lower revenue period than other quarters. This is due to the busy holiday season for most restaurants during the period between Thanksgiving and Christmas. Many restaurants are reluctant to install new software systems during this time.

INFLATION

     The Company is affected by inflation through increased personnel costs and other selling, general and administrative expenses. Hardware costs have generally declined and this trend is expected to continue.

MAJOR CUSTOMERS

     The Company believes that even with the market acceptance of its second generation Fisher Restaurant Management System, it will continue to be dependent on a few customers for its success. The Company continues to attempt to broaden its customer base in all areas of its market.

ITEM 7.  FINANCIAL STATEMENTS.

The following financial statements and reports thereon are filed with this report:

     Report of Independent Certified Public Accountants

     Balance Sheets - January 31, 1996 and 1995

     Statements of Operations - Years ended January 31, 1996, 1995 and 1994

     Statements of Stockholders' Deficit - Years ended January 31, 1996, 1995 and 1994

     Statements of Cash Flows - Years ended January 31, 1996, 1995 and 1994

     Summary of Accounting Policies

     Notes to Financial Statements

Report of Independent Certified Public Accountants


Board of Directors
Fisher Business Systems, Inc.
Atlanta, Georgia

We have audited the accompanying balance sheets of Fisher Business Systems, Inc. as of January 31, 1996 and 1995, and the related statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended January 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fisher Business Systems, Inc. at January 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring losses and has a working capital deficit and a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            /s/ BDO Seidman, LLP


Atlanta, Georgia
February 22, 1996, except for Note 9,
 which is as of March 29, 1996

=================================================================================================================================

January 31,                                                                                               1996              1995
- ---------------------------------------------------------------------------------------------------------------------------------

ASSETS

CURRENT
  Cash and cash equivalents                                                                            $177,649          $ 69,219
  Certificates of deposit                                                                                     -            36,586
  Accounts receivable, less allowance for
   possible losses of $3,000 in 1995                                                                      3,028            10,860
  Other current assets                                                                                    8,254             4,064
- ---------------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                                    188,931           120,729
- ---------------------------------------------------------------------------------------------------------------------------------

EQUIPMENT AND FURNITURE
 Computer equipment                                                                                     143,550           140,445
 Office furniture and fixtures                                                                           64,930            64,930
- ---------------------------------------------------------------------------------------------------------------------------------
                                                                                                        208,480           205,375
Less accumulated depreciation                                                                           197,048           184,023
- ---------------------------------------------------------------------------------------------------------------------------------

Net equipment and furniture                                                                              11,432            21,352
- ---------------------------------------------------------------------------------------------------------------------------------

NET INVESTMENT IN SALES TYPE LEASE (Note 6)                                                              31,484                 -

OTHER ASSETS (Note 7)                                                                                    55,687                 -
- ---------------------------------------------------------------------------------------------------------------------------------




                                                                                                       $287,534          $142,081
=================================================================================================================================

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                                  BALANCE SHEETS

======================================================================================

January 31,                                                     1996           1995
- --------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT
  Accounts payable and accrued expenses                     $  360,018    $  733,793
  Deferred revenue                                             228,405       362,048
  Redeemable stock and settlement agreement (Note 4)                 -       199,875
- --------------------------------------------------------------------------------------

Total current liabilities                                      588,423     1,295,716

REDEEMABLE STOCK AND SETTLEMENT AGREEMENT (Note 4)                   -       140,000
- --------------------------------------------------------------------------------------

Total liabilities                                              588,423     1,435,716
- --------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (Notes 1 and 4)


STOCKHOLDERS' DEFICIT (Notes 3 and 7)
  Convertible preferred stock, $.10 par - shares authorized,
   5,000,000; 1,500,000 and -0- outstanding                    150,000             -
  Common stock, $.01 par - shares authorized, 10,000,000;
   4,869,504 and 3,003,171 outstanding                          48,695        27,532
  Additional paid-in capital                                 8,361,486     7,731,817
  Accumulated deficit                                       (8,854,320)   (9,046,234)
- --------------------------------------------------------------------------------------

                                                              (294,139)   (1,286,885)
  Treasury stock, at cost, 1,600 shares                         (6,750)       (6,750)
- --------------------------------------------------------------------------------------

Total stockholders' deficit                                   (300,889)   (1,293,635)
- --------------------------------------------------------------------------------------

                                                            $  287,534    $  142,081
======================================================================================

         See accompanying summary of accounting policies and notes to financial statements.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                        STATEMENTS OF OPERATIONS


==================================================================================

Years ended January 31,                       1996        1995             1994
- ----------------------------------------------------------------------------------
SYSTEM SALES AND SERVICES                  $  732,549  $ 1,262,191      $5,339,044
- ----------------------------------------------------------------------------------

COSTS AND EXPENSES
 Cost of goods sold                           246,992      441,485       1,931,245
 Research and development                           -            -         695,561
 Allowance for possible losses on
   accounts receivable                          3,000       40,000         230,476
 Selling, general and administrative          681,981    1,945,088       2,725,354
- ----------------------------------------------------------------------------------
Total costs and expenses                      931,973    2,426,573       5,582,636
- ----------------------------------------------------------------------------------
Operating loss                               (199,424)  (1,164,382)       (243,592)
- ----------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
 Loss on disposal of assets                         -     (115,969)       (130,974)
 Investment income                                  -        1,433           8,346
 Interest expense                                   -            -        (164,158)
- ----------------------------------------------------------------------------------
Total other income (expense)                        -     (114,536)       (286,786)
- ----------------------------------------------------------------------------------

LOSS BEFORE EXTRAORDINARY ITEM AND
 REDEEMABLE STOCK                            (199,424)  (1,278,918)       (530,378)

EXTRAORDINARY INCOME FROM DEBT
 RESTRUCTURING (Note 1)                       243,838            -               -
- ----------------------------------------------------------------------------------

NET INCOME (LOSS)                              44,414   (1,278,918)       (530,378)

REVERSAL (ACCRETION) OF REDEEMABLE
 STOCK (Note 4)                               147,500       90,048        (136,320)
- ----------------------------------------------------------------------------------

NET INCOME (LOSS) APPLICABLE TO COMMON
 STOCK                                     $  191,914  $(1,188,870)       (666,698)
- ----------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE
Loss before extraordinary item and
  redeemable stock                         $     (.01) $      (.39)     $     (.24)
Extraordinary item                                .04            -               -
- ----------------------------------------------------------------------------------

NET INCOME (LOSS) PER COMMON SHARE         $      .03  $      (.39)     $     (.24)
==================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING         6,849,254    3,032,212       2,801,664
==================================================================================

          See accompanying summary of accounting policies and notes to financial statements.

===========================================================================================================================
                                                                 Preferred Stock                         Common Stock
                                                            ------------------------               ------------------------

                                                            Shares            Amount                  Shares         Amount
===========================================================================================================================
BALANCE, at January 31, 1993                                     -          $      -               2,253,171        $22,532

 Issuance of common stock
   upon acquisition                                              -                 -                 800,000(A)       5,500

 Net loss before accretion of
   redeemable stock                                              -                 -                       -              -

 Accretion of redeemable stock                                   -                 -                       -              -
- ---------------------------------------------------------------------------------------------------------------------------

BALANCE, at January 31, 1994                                     -                 -               3,053,171         28,032

 Net loss before reversal of
   redeemable stock                                              -                 -                       -              -

 Repurchase and retirement of
   common stock                                                  -                 -                (300,000)        (3,000)

 Issuance of common stock pursuant
   to settlement agreement                                       -                 -                 250,000          2,500

 Reversal of redeemable stock                                    -                 -                       -              -
- ---------------------------------------------------------------------------------------------------------------------------

BALANCE, at January 31, 1995                                     -                 -               3,003,171         27,532

 Issuance of common stock
   in private offerings                                          -                 -               2,033,333         20,333

 Issuance of preferred stock
   in private offerings                                  1,500,000           150,000                       -              -

 Repurchase and retirement of
   common stock (Note 4)                                         -                 -                (167,000)        (1,670)

 Net income before reversal of
   redeemable stock                                              -                 -                       -              -

 Reversal of redeemable stock                                    -                 -                       -          2,500
- ---------------------------------------------------------------------------------------------------------------------------

BALANCE, at January 31, 1996                            $1,500,000           150,000               4,869,504        $48,695
===========================================================================================================================

(A)  Includes 250,000 shares subject to redemption agreement.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                             STATEMENTS OF STOCKHOLDERS' DEFICIT
                                     YEARS ENDED JANUARY 31, 1996, 1995 AND 1994

====================================================================================================================

           Additional                                                                                          Total
              paid-in                             Accumulated                     Treasury             stockholders'
              capital                                 deficit                        stock                   deficit
====================================================================================================================

            $7,652,317                           $(7,190,666)                    $(6,750)                 $  477,433
               132,000                                     -                           -                     137,500
                     -                              (530,378)                          -                    (530,378)
                     -                              (136,320)                          -                    (136,320)
- --------------------------------------------------------------------------------------------------------------------
             7,784,317                            (7,857,364)                     (6,750)                    (51,765)
                     -                            (1,278,918)                          -                  (1,278,918)
               (52,500)                                    -                           -                     (55,500)
                     -                                     -                           -                       2,500
                     -                                90,048                           -                      90,048
- --------------------------------------------------------------------------------------------------------------------
             7,731,817                            (9,046,234)                     (6,750)                 (1,293,635)
               479,669                                     -                           -                     500,002
               150,000                                     -                           -                     300,000
                     -                                     -                           -                      (1,670)
                     -                                44,414                           -                      44,414
                     -                               147,500                           -                     150,000
- --------------------------------------------------------------------------------------------------------------------
            $8,361,486                           $(8,854,320)                    $(6,750)                 $ (300,889)
====================================================================================================================

          See accompanying summary of accounting policies and notes to financial statements.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS

==================================================================================================================================

Years ended January 31,                                                                       1996         1995           1994
==================================================================================================================================

OPERATING ACTIVITIES
 Net income (loss) before redeemable stock                                                 $  44,414   $(1,278,918)    $(530,378)
 Adjustments to reconcile net income (loss) to
  cash provided by (used for) operating activities:
    Depreciation                                                                              13,025       120,169       194,344
    Extraordinary item                                                                      (243,838)
    Amortization                                                                                   -       317,016       595,866
    Allowance for losses on accounts receivable                                                3,000        40,000       230,476
    Loss on disposal of assets                                                                     -       115,969       130,974
    Changes in operating assets and liabilities
      affecting operations:
        Accounts receivable                                                                    4,832       699,334      (585,490)
        Certificate of deposit                                                                36,586        (1,118)            -
        Inventories                                                                                -        66,899       129,771
        Other current assets                                                                  (4,190)      168,198       102,502
        Accounts payable and accrued expenses                                               (119,052)      224,033        47,798
        Accrued compensation and benefits                                                    (10,885)      (28,028)        1,191
        Deferred revenue                                                                    (133,643)     (164,681)     (260,662)
        Customer deposits                                                                          -             -       (23,822)
- ---------------------------------------------------------------------------------------------------------------------------------

Cash provided by (used for) operating activities                                            (409,751)      278,873        32,570
- ---------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
 Net purchases of equipment and furniture                                                     (3,103)            -       (33,616)
 Proceeds from sale of Blue Mountain Software                                                      -       250,000             -
 Proceeds upon maturity of certificates of deposit                                                 -             -        19,245
 Additions to capitalized software
  development costs                                                                                -             -      (430,917)
 Investment in sales-type lease                                                              (31,484)            -             -
 Acquisition cash                                                                                  -             -        12,030
 Other assets                                                                                (55,687)            -             -
- ---------------------------------------------------------------------------------------------------------------------------------

Cash provided by (used for) investing activities                                             (90,274)      250,000      (433,258)
- ---------------------------------------------------------------------------------------------------------------------------------

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                        STATEMENTS OF CASH FLOWS

==================================================================================

Years ended January 31,                           1996       1995        1994
==================================================================================
FINANCING ACTIVITIES

  Payments on line-of-credit                             -   (410,484)          -
  Proceeds from sale of preferred stock            300,000          -           -
  Proceeds from sale of common stock               500,002      2,500           -
  Retirement of stock                               (1,670)   (55,500)          -
  Net borrowings on line of credit                       -          -     251,484
  Redeemable stock and settlement agreement       (189,877)         -           -
- ----------------------------------------------------------------------------------

Cash provided by (used for) financing activities   608,455   (463,484)    251,484
- ----------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   108,430     65,389    (149,204)

CASH AND CASH EQUIVALENTS, beginning of year        69,219      3,830     153,034
- ----------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS, end of year           $ 177,649  $  69,219   $   3,830
==================================================================================


          See accompanying summary of accounting polices and notes to financial statements.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

BUSINESS Fisher Business Systems, Inc., d/b/a "Fisher Restaurant Systems" (the Company), primarily designs, develops, markets, licenses and supports proprietary computer software for use in operating and managing restaurants.

BASIS OF PRESENTATION       The preparation of financial statements in
                            conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS            The Company considers all highly liquid investments
                            with a maturity of three months or less when purchased to be cash equivalents.

REVENUES                    Revenues are recognized as follows:

                            Licensing and
                            sales-type/leasing
                            agreements              -  Upon delivery of the
                                                       software to the
                                                       customer.

                            Support Contracts       -  Monthly, upon contract
                                                       effective date, over the
                                                       life of the contract.

                            Installation, training  -  When provided to the
                             and education             customer.


                            Hardware                -  Upon shipment of the
                                                       computer equipment to the
                                                       customer.

EQUIPMENT AND FURNITURE     Equipment and furniture are stated at cost.
                            Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally three to five years. For income tax purposes, depreciation is computed on accelerated methods.

SOFTWARE DEVELOPMENT        The Company capitalizes software development costs
COSTS                       in accordance with the Statement of Financial
                            Accounting Standards No. 86. Amortization of capitalized software development costs, totaling $0 in 1996, $317,016 in 1995, and $528,404 in 1994, was
                            computed using the straight-line method over the estimated life of the products of three years.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                  SUMMARY OF ACCOUNTING POLICIES

================================================================================

                            During the fourth quarter of 1995, the Company recorded a charge of $193,720 to fully amortize software development costs.


INCOME (LOSS) PER           Net income (loss) per share has been computed
COMMON SHARE                for each fiscal year on the basis of the weighted
                            average number of common shares outstanding.
                            Additionally, in computing loss per common share, the Company has adjusted the income (loss) before extraordinary item and the net loss by the amount of the accretion credited or charged to its accumulated deficit. Common share equivalents (options) have not been considered in 1995 and 1994 because their effect is anti-dilutive.

TAXES ON INCOME             Income taxes are based on income (loss) for
                            financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax liabilities or assets are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income
                            (loss) and for loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized (Note 5).

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

1. GOING CONCERN            The Company's continued existence is dependent upon
                            the success of its plans to resolve its liquidity problems by broadening its customer base, thereby increasing revenues, and by obtaining additional equity capital, debt financing and/or merger. In an effort to continue to resolve its liquidity problems, the Company successfully renegotiated terms with many of its vendors which resulted in reductions of vendor payables of $243,838. In addition, during 1995, the Company completed private placements of its preferred and common stock which resulted in proceeds of $800,000. Furthermore, the Company is in the process of completing a private placement of 7% convertible promissory notes which has resulted in proceeds of $675,000 to date. The promissory notes are convertible on the basis of $1 in debt being converted to one share of common stock. In addition, the Company has entered into an agreement and plan of merger and reorganization with AUBIS, LLC and HALIS, LLC. Under the terms of the merger agreement, the shareholders of AUBIS and HALIS will exchange 100% of their issued and outstanding shares for 10,500,000 and 5,000,000 shares, respectively, in the Company in a tax free exchange. The merger is contingent upon the approval of the Company's shareholders (see Note 9).

2. ACQUISITION AND          On February 1, 1993, the Company acquired all of the
   SALE OF BLUE MOUNTAIN    outstanding common stock of Blue Mountain Software,
                            Inc. in exchange for 800,000 unregistered shares of the Company's common stock. Additionally, two of Blue Mountain Software stockholders were each granted options to purchase 150,000 shares of the Company's common stock at an exercise price of $.50 per share. The acquisition has been accounted for as a purchase, and accordingly, the purchase price based upon the estimated fair value of the Company's stock issued in the transaction has been allocated to the net assets acquired. The aggregate consideration given in the transaction was $431,104.


                            On March 25, 1994, substantially all of the assets, which included all software object libraries, customer lists and intellectual property related to Blue Mountain Software, Inc. were sold for $250,000 to a Company whose chairman also serves as a director of the Company.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

3. STOCKHOLDERS'            ISSUANCES
   DEFICIT
                            In fiscal 1995, the Company completed private placements of 2,033,333 shares of common stock and 1,500,000 shares of Class A Convertible Preferred
                            Stock, resulting in proceeds of $800,002. The shares of preferred and common stock have not been registered under the Federal Securities Act of 1933 or the Georgia Securities Act of 1973, and as such there are certain restrictions on their transferability. The preferred shares may be issued in series, and each series may have voting rights, preferences, conversion rights or restrictions as determined by the Board of Directors prior to issuance. Subsequent to year end, the preferred shares were converted into 1,500,000 shares of common stock. During 1995, the Company issued
                            1,450,000 of warrants which entitled the holders to purchase shares of common stock at $.25 per share.
                            The Company received notice in January 1996 that the warrants would be exercised.

                            STOCK OPTION PLANS

                            The Company had an incentive stock option plan and a non-qualified stock option plan. The incentive stock option plan, for key employees and officers, has reserved 60,400 shares of common stock for issuance thereunder. The terms of exercise may vary with each individual grant, as determined by the Board of Directors. Options are not exercisable until at least one year after the date of grant and expire if not exercised within ten years of date of grant. Options may not be granted at less than the market price of the common stock at date of grant. The incentive stock option plan expired at January 29, 1996.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                         Incentive stock option activity for each of the three years in the period ended January 31, 1996 is as follows:



                                                               Number       Exercise
                                                              Options          Price
                         ============================================================
                         Outstanding, January 31, 1993        153,275          $ .50
                           Awarded                            295,300          $ .50
                           Canceled                          (333,295)         $ .50
                         ------------------------------------------------------------
                         Outstanding, January 31, 1994        115,280          $ .50
                           Canceled                           (54,880)         $ .50
                         ------------------------------------------------------------
                         Outstanding, January 31, 1995
                           and 1996                            60,400          $ .50
                         ------------------------------------------------------------
                         Exercisable, January 31, 1996         60,400          $ .50
                         ============================================================




                         The non-qualified stock option plan, is for key employees, directors and officers of the Company.
                         Under this plan the options may be exercisable immediately after grant, although the terms of exercise may vary with each individual grant, as determined by the Board of Directors. In addition, the options expire 10 years after the date of grant and may not be granted at less than the market price of the common stock at date of grant. The Plan also provides for automatic annual grants to non-employee directors.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                         Non-qualified stock option plan and other non-qualified options activity for each of the three years in the period ended January 31, 1996 is as follows:



                                                                     Number of             Exercise
                                                                      Options              Price
                                    ===================================================================
                                    Outstanding, January 31, 1993      16,060         $1.25  -  $20.00
                                      Awarded                         281,065                   $  .50
                                      Canceled                       (151,700)                  $  .50
                                    -------------------------------------------------------------------
                                    Outstanding, January 31, 1994     145,425         $ .50  -  $20.00
                                      Awarded                           4,700                   $  .50
                                      Cancelled                       (90,185)        $ .50  -  $13.12
                                    -------------------------------------------------------------------
                                    Outstanding, January 31, 1995      59,940         $ .50  -  $20.00
                                      Awarded                         750,000         $ .25  -     .87
                                    -------------------------------------------------------------------
                                    Outstanding, January 31, 1996     809,940         $ .25  -  $20.00
                                    ===================================================================





                         In the event an employee or officer terminates employment, all unexercisable options under either plan are canceled and exercisable options expire after 90 days. In the event a non-employee director resigns, all unexercisable options under the non-qualified stock option plan are canceled and exercisable options expire after three years.

                         The Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), which the Company is required to adopt in the fiscal year ended January 31, 1997. SFAS No. 123 requires companies to estimate the value of all stock-based compensation using a recognized pricing model. Companies have the option of recognizing this value as an expense or disclosing its effects on net income. The Company's management has not yet determined its method of adoption or the financial statement impact of adopting SFAS No. 123.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

4.  COMMITMENTS             In connection with the merger of Blue Mountain
                            Software, in February 1, 1993, the Company entered into a Stock Repurchase Agreement ("Agreement") with one of the Blue Mountain Software stockholders, involving 250,000 shares of the Company's common stock. Due to its repurchase obligation, the 250,000 shares covered by the agreement have been recorded as redeemable stock. The aggregate repurchase obligation due under the Agreement was originally
                            $510,000. However, the Company determined the discounted value of the underlying shares of common stock to be $293,604 on February 1, 1993, based on a risk adjusted rate of return of 30%. The difference in the original valuation and aggregate obligation of $216,396 was being accreted over the duration of the agreement and a corresponding amount charged against the Company's accumulated deficit.

                            On August 8, 1994, the Company entered into a Mutual General Release and Settlement Agreement ( the "Settlement Agreement") with the former shareholder of Blue Mountain ( the "Plaintiff") settling certain litigation that had been filed against the Company by the Plaintiff claiming damages for breach of a stock repurchase agreement and an employment agreement with the Company. Pursuant to the Settlement Agreement, the Company resumed payments under the employment agreement, issued 250,000 shares of the Company's common stock to the Plaintiff, and agreed to the entry of a judgment against the Company in the amount of $357,500, which the Plaintiff agreed not to enforce so long as the Company timely made all payments under the employment agreement and the Plaintiff received $250,000 from the Company or its designee no later than February 1, 1995.

                            The Settlement Agreement was amended on February 27, 1995 ("Amended Settlement Agreement"). Pursuant to the Amended Settlement Agreement, the Company resumed payments under the employment agreement, and agreed to the entry of a judgment against the Company in the amount of $339,875. Under the judgment, the Company was required to redeem 300,000 shares of common stock held by the Plaintiff in the amount of $268,000. The remaining portion of the judgment represented the amount owed under the employment agreement. Under the terms of the Amended Settlement Agreement, the Company was required to redeem 21,000 shares from the Plaintiff in the amount of $15,000 no later than March 1, 1995 and an additional 21,000 shares at a total price of $15,000 on April 1, 1995. The Company was also required to repurchase 133,000

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                      shares in the amount of $98,000 no later than May 1, 1995 and repurchase 125,000 shares for $140,000 no later than February 1, 1996.

                      On September 15, 1995, the plaintiff's shares of the Company's stock were purchased by a private investor, and in connection therewith, the plaintiff released the Company from all obligations, including those under the Mutual General Release and Settlement Agreement. Accordingly, the Company reversed the $147,500 remaining redeemable stock balance.

                      EMPLOYEE BENEFIT PLAN

                      The Company sponsors a 401(K) retirement savings plan for all employees who meet certain eligibility requirements. Employees may contribute to the plan up to 20% of their salary or the maximum allowed by the IRS. The Company may elect to make matching and/or discretionary contributions. Employee contributions are immediately 100% vested while Company contributions are subject to a six year vesting schedule. For the years ended January 31, 1996, 1995 and 1994, the Company made no contributions to the plan.

                      EMPLOYMENT AGREEMENT

                      The Company has a three year employment agreement with its president which expires December 31, 1998. The agreement provides for an annual base salary of $175,000 plus incentive bonus payments. In addition, the employment agreement provides for the granting of stock options at the discretion of the Board of Directors.

5. INCOME             The sources of temporary differences and their effect
   TAXES              on the net deferred taxes are as follows:

                      January 31,                1996         1995
                      ==========================================================

                      Net operating loss
                        carryforwards        $ 3,384,454  $ 3,188,000
                      Deferred revenue
                        differences               80,186      144,000
                      Other basis differences          -        1,200
                      Less valuation
                        allowance             (3,464,640)  (3,334,200)
                      ----------------------------------------------------------


                                             $         -  $         -
                      ==========================================================

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                      Differences between the effective income tax rate and the statutory federal income tax rate were primarily the result of the valuation allowance which fully reserved the net deferred tax asset which arose from the tax loss carryforwards and other temporary differences generated during the years ended January 31, 1996, 1995 and 1994.
                      At January 31, 1996 the Company has approximately $8,500,000 of net operating loss carryforwards available to offset future tax liabilities. The contemplated acquisition transactions described in Note 9 could result in certain limitations on the utilization of the net operating loss carryforwards.

                      These losses expire as follows:

                              Year                                 Amount
                      ---------------------------------------------------------
                              2000                              $  148,000
                              2001                                 111,000
                              2002                                 246,000
                              2003                               1,224,000
                              2004                               1,571,000
                              2005                                 781,000
                              2006                               1,700,000
                              2007                                 870,000
                              2008                                 265,000
                              2009                               1,054,000
                              2010                                 491,000
                      --------------------------------------------------------
                                                                $8,461,000
                      ========================================================


6.  SALES-TYPE LEASE  The Company is lessor under terms of a thirty six month sales-type lease involving a restaurant computer system. The Company's net investment in this lease at January 31, 1996, is comprised of the following:

                      Minimum lease payments receivable         $   34,947

                      Less unearned income                          (3,463)
                      ----------------------------------------------------------

                      Net investment in sales type lease        $   31,484

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

                       Future minimum payments to be received under sales type lease are as follows:

                       Year                                            Amount
                       ---------------------------------------------------------

                       1997                                          $ 13,980
                       1998                                            13,980
                       1999                                             6,987
                       ---------------------------------------------------------

                       Total                                         $ 34,947
                       =========================================================


7.  OTHER ASSETS       Prior to year end, in connection with the acquisition of
                       AUBIS, LLC (see Note 9), the Company advanced to AUBIS
                       $20,000 for operations. In addition, the Company has capitalized $35,687 in costs associated with the proposed acquisition of AUBIS. Subsequent to year end the Company advanced to AUBIS an additional $163,000. The amount funded to AUBIS will be forgiven upon the completion of the merger.

8.  SUPPLEMENTAL       Supplemental information required by Statement
    DISCLOSURE OF      of Financial Accounting Standards No. 95, relative to the
    CASH FLOW          statements of cash flows, is as  follows:
    INFORMATION
                                            1996           1995         1994
                       ========================================================
                       Interest paid        $  -         $9,504      $142,902
                       ========================================================

                       As discussed in Note 2, on February 2, 1993, the Company acquired all of the outstanding common stock of Blue Mountain Software, Inc. in exchange for 800,000 unregistered shares of Fisher's common stock in a non-cash transaction. The acquired assets included $12,030 in cash.

9.  SUBSEQUENT EVENTS  The Company is in the process of completing a private placement of 7.0% convertible promissory notes due January 15, 1998 (the "Notes"). The Notes are convertible into Fisher common stock at the option of the holder at a conversion price of $1.00 per share. Proceeds from the sale of the Notes will be utilized to expand Fisher's sales and marketing capabilities in the areas of its business. The Company has received proceeds of $675,000 to date from this placement.

                                                  FISHER BUSINESS SYSTEMS, INC.

                                                  NOTES TO FINANCIAL STATEMENTS

================================================================================

                       Fisher has agreed to merge AUBIS Hospitality Systems, Inc. ("AHS") and AUBIS Systems Integration, Inc. ("ASI") (collectively, the "AUBIS Subsidiaries"), each a wholly-owned subsidiary of AUBIS, L.L.C. ("AUBIS") with and into two newly formed wholly-owned subsidiaries of Fisher (collectively, the "Fisher Subsidiaries"), pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated December 13, 1995 and amended and restated as of March 29, 1996 (the "AUBIS Agreement"), among AUBIS, the AUBIS Subsidiaries, certain affiliates of AUBIS, Fisher and the Fisher Subsidiaries, in which AUBIS will receive 10,500,000 shares of Fisher Common Stock ("AUBIS Transaction"). In addition, Fisher has entered into a Stock Purchase Agreement, dated as of March 29, 1996, between Fisher and HALIS, L.L.C. ("HALIS"), an entity controlled by the benefical shareholder of AUBIS, and its affiliates, providing for the acquisition by Fisher of HALIS Software, Inc. ("HSI"), a wholly-owned subsidiary of HALIS, in which HALIS will receive 5,000,000 shares of Fisher Common Stock ("HALIS Transaction"). The AUBIS and HALIS transactions are subject to shareholder approval, and upon consummation of these transactions, AHS, ASI and HSI will be wholly-owned subsidiaries of Fisher and Fisher's corporate name will be changed to AUBIS, Inc.

                       Under the terms of the AUBIS and HALIS Agreements, an aggregate of 15,500,000 shares of Fisher Common stock will be issued. As a result, upon consummation of the these transactions, AUBIS and HALIS will own approximately 46% and 22%, respectively, of the shares of Fisher Common Stock to be outstanding upon consummation of these transactions. In connection with these transactions the Company has proposed to its stockholders that the Articles of Incorporation be amended to increase the number of authorized shares from 10,000,000 shares to 100,000,000 shares.

                       In February 1996, the Company entered into a Management Agreement with the beneficial shareholder of AUBIS and HALIS in which the shareholder will provide management services to the Company in exchange for a monthly payment of $10,000.

                                                   FISHER BUSINESS SYSTEMS, INC.

                                                   NOTES TO FINANCIAL STATEMENTS

================================================================================

10.  MAJOR CUSTOMERS   For year ended January 31, 1995, sales to one customer,
                       Friendly's Ice Cream, totalled approximately $378,000, and accounted for 30% of the Company's sales. For year ended January 31, 1995, sales to three customers; MCI, Digital Equipment and Friendly's Ice Cream, totalled approximately $3,128,000, and accounted for 58% of the Company's sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.


                                  PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following is a list of the Company's directors and executive officers:

     LARRY FISHER, age 52, the founder of the Company, has served as a director since its organization in 1979, as President, Chief Executive Officer, and Treasurer from 1979 to 1992 and, since December 1992, as Chairman of the Board. Prior to 1979, Mr. Fisher was employed by IBM for 11 years in several executive sales and marketing positions. In his last such position, Mr. Fisher was responsible for creating, implementing and monitoring national marketing programs for the retail and hospitality industries.

     JAMES H. WHITMIRE, age 56, has served as President of Software Manufacturing Group, Inc., a software company, since April 1994. Mr. Whitmire served as a general manager of Broadway and Seymour, a software company, from 1992 to April 1994. Mr. Whitmire was elected to the Board of Directors in May 1987 and served as Executive Vice President of the Company from June 1991 to September 1992, Vice President from August 1987 to June 1991, and Secretary from 1988 to 1992. From October 1985 until April 1987, Mr. Whitmire was the President, and from April 1987 to August 1987, the Senior Vice President, of Medaphis Corporation, Atlanta, Georgia, a provider of claims processing and management software and services to the health care industry. From November 1983 to October 1985, Mr. Whitmire was the President of RS Technology, Inc., Atlanta, Georgia, a restaurant software company which offered products similar to the accounting and financial management software sold by the Company. Mr. Whitmire also served as a member of the Board of Directors of Restaurant Systems, Inc., the parent corporation of RS Technology, Inc., from 1983 to 1985.

     JAMES W. DIXON, age 48, has served as President and Chief Executive Officer of ClientLink Corporation, a provider of custom software and services, since March 1996. Mr. Dixon served as Chairman of the Board of CompuCom
Systems, Inc. from 1989 to March 1996.   From 1988 to 1989, he served as
President and Chief Operating Officer of CompuCom Systems. From 1987 to 1988, he served as President of the CompuShop Division of Bell Atlantic, and from 1985 to 1987, he served as President of A Beeper Company, a Division of Bell Atlantic. Mr. Dixon serves as a director of U.S. Data, Inc. Mr. Dixon was elected to the Board of Directors of the Company in 1989. He was initially nominated for election to the Board of Directors of the Company pursuant to an agreement with the underwriter of the Company's initial public offering, Pennsylvania Merchant Group Ltd, which agreement expired in 1991.

     JAMES F. LYON, age 52, has served as Senior Vice President of USA Enterprises, Inc., a provider of financial services and technology products to colleges and universities, since June 1994. Mr. Lyon served as President and Chief Executive Officer of the Company from February 1993 to June 1994, as Executive Vice President of the Company from June 1991 to December 1992 and as Chief

Operating Officer from June 1991 to February 1993. From 1990 to June 1991, Mr. Lyon served as President of People-Net, a vertical market information services company. For 13 years prior to 1990, Mr. Lyon served in a variety of executive roles with Information Associates, a business unit of Dun & Bradstreet Software, including Vice President of Sales, Senior Vice President of Regional Operations, Senior Vice President of Business Development and Senior Vice President of Marketing.

     JEFFREY C. BRENNER, age 46, has served as a director of the Company since May 1995. Mr. Brenner is currently a private investor. From 1987 to 1991, Mr. Brenner served as President and Chairman of the Board of Tech Time, Inc. a time and attendance software/services company.

     Paul W. Harrison and Nate Lipson have been nominated as directors of the Company to be elected at the Company's 1996 Annual Meeting of Shareholders. See "BUSINESS - Management and Operations of the Company upon Consummation of the Transactions.

     The AUBIS Agreement requires that two additional directors will be appointed by the Board of Directors of the Company, one nominee to be selected by Mr. Harrison and the other nominee to be jointly selected by Messrs. Fisher and Harrison. It is anticipated that such board members will be identified and elected as soon as practicable after consummation of the Transactions. Members of the Board of Directors are elected annually to serve until the next annual meeting of shareholders or until their successors are elected and qualified.

     There are no family relationships between any director or executive officer or any other director or executive officer of the Company.

     COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended January 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except as follows: Larry Fisher (failed to file on a timely basis two reports relating to a total of two transactions); and Jeffrey C. Brenner (failed to file on a timely basis two reports relating to a total of four transactions).

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth certain summary information concerning compensation paid, accrued or deferred by the Company to or on behalf of the Company's Chief Executive Officer (hereinafter referred to as the "Named Executive Officer") for the fiscal years ended January 31, 1996, 1995 and 1994. The Named Executive Officer was the only executive officer to receive total compensation in excess of $100,000 during the last fiscal year.

                         SUMMARY COMPENSATION TABLE

                                                                   LONG-TERM
                                   ANNUAL COMPENSATION            COMPENSATION
                                   -------------------            ------------
                                                       OTHER
NAME AND                 FISCAL                        ANNUAL        STOCK
PRINCIPAL POSITION (1)    YEAR    SALARY    BONUS   COMPENSATION    OPTIONS
- ----------------------   ------  --------  -------  ------------  ------------
Larry Fisher. . . . . . . 1996   $150,000  $18,000      (1)         650,000
  Chairman of the         1995    150,000        -      (1)            -
  Board, President and    1994    150,000   37,500      (1)          42,000
  Chief Executive
  Officer

___________________

(1) The Company pays for an automobile allowance for Mr. Fisher, as well as certain other perquisites. The aggregate amounts of these benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during the past fiscal year for the Named Executive Officer.

DIRECTOR'S FEES

     The Company does not presently pay any fees to directors but does reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance of meetings of the Board of Directors. The Company has granted certain non-qualified stock options to its non-employee directors and in April 1996, the Board of Directors of the Company adopted a 1996 Stock Option Plan pursuant to which each of the Company's outside directors will receive an automatic annual grant of options to purchase 10,000 shares of Fisher Common Stock on the second Tuesday in June of each year during the term of the Plan. The 1996 Stock Option Plan is subject to approval of the shareholders of the Company at the Company's 1996 Annual Meeting of Shareholders.

EMPLOYMENT AGREEMENT

     The Company has entered into an Employment Agreement with Larry Fisher, pursuant to which Mr. Fisher serves as Chairman of the Board, President and Chief Executive Officer of the Company. The Employment Agreement was amended in February 1996 in contemplation of the AUBIS Transaction. Upon consummation of the AUBIS Transaction, Mr. Fisher will relinquish his titles as Chairman of the Board and Chief Executive Officer of the Company, but will continue to serve as its President and Chief

Operating Officer. The Employment Agreement, as amended, is for a term of three years, expiring on December 31, 1998, and provides for an annual base salary of $175,000 plus incentive bonus payments. In addition, the Employment Agreement provides for Mr. Fisher to receive options to purchase shares of the Company Common Stock in the discretion of the Board of Directors. The Employment Agreement provides for certain severance payments to be paid to Mr. Fisher in the event of a change in control of Fisher (exclusive of the Transactions) or a significant change in Mr. Fisher's operational duties. In the event of a change in control, Mr. Fisher will be entitled to terminate his employment with the Company and to receive two times his annual base salary plus twice the cost for one year of all additional benefits provided to Mr. Fisher under the Employment Agreement. In addition, in the event Mr. Fisher terminates his employment under certain stated conditions or is terminated by the Company without cause, he will receive the greater of one year's annual base salary or an amount equal to the base salary which would otherwise be payable to Mr. Fisher for the remaining term of his Employment Agreement. Any such severance payments may, at the option of the Company, be paid to Mr. Fisher in equal monthly installments or in a lump sum at a discounted present value. The Employment Agreement contains non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

STOCK OPTIONS

     The following table provides certain information concerning individual grants of stock options made during the fiscal year ended January 31, 1996 to the Named Executive Officer:


                                                      OPTION GRANTS IN LAST FISCAL YEAR
                                                              INDIVIDUAL GRANTS
                                              ------------------------------------------------
                                                  % OF TOTAL OPTIONS
                           OPTIONS                     GRANTED TO             EXERCISE OR
                           GRANTED                 EMPLOYEES IN FISCAL        BASE PRICE               EXPIRATION
         NAME                (#)                          YEAR               ($ PER SHARE)                DATE
        -----              -------                     ----------            -------------             ----------
Larry Fisher...........   650,000(1)                      100%                  $.25                    5/04/05

(1) Consists entirely of non-qualified stock options granted to Mr. Fisher pursuant to his employment agreement.

     The following table provides certain information concerning the value of unexercised options held by the Named Executive Officer as of January 31, 1996. No stock options were exercised by the Named Executive Officer during fiscal 1996.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
                                    VALUES

                                                       NUMBER OF                   VALUE OF UNEXERCISED
                                                      UNEXERCISED                  IN-THE-MONEY OPTIONS
                                                  OPTIONS AT YEAR-END                   AT YEAR-END
         NAME                                  EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE(1)
         ----                                  -------------------------        ----------------------------
    Larry Fisher .......................               750,000 / 0                     $1,572,500/ $0

___________________________

(1) Dollar values calculated by determining the difference between the estimated fair market value of the Company's Common Stock at January 31, 1996 ($2.38) and the exercise price of such options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Company Common Stock of the Company, as of March 15, 1996, by
(i) those persons or entities known by management of the Company to own beneficially more than 5% of the Company Common Stock, (ii) each of the directors and director nominees of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, the persons or entities listed below have sole voting and investment power with respect to the shares of the Company Common Stock shown as beneficially owned by them.


                                      SHARES OF
                                      COMMON STOCK
NAME OF                               BENEFICIALLY  PERCENT
                                        OWNED (1)   OF CLASS
                                      ------------  --------
Larry Fisher ......................  1,678,500(2)      20.6%
Jeffrey C. Brenner ................  1,925,800(3)      25.8
James W. Dixon ....................     10,440(4)        *
James F. Lyon .....................    182,800(5)       2.5
James H. Whitmire .................      8,110(6)        *
Paul W. Harrison ..................     50,000(7)(8)     *
Nate Lipson .......................     50,000(9)        *
Joe Arnold ........................    533,333(9)       7.2
Ronald G. Brenner .................    500,000(10)      6.8
K. Brett Thackston ................    543,175(11)      7.4
Broadland Capital Partners, L.P. ..    543,175(12)      7.4
Directors and executive officers
  as a group (5 persons) ............3,805,650         46.0

* Less than 1% of outstanding shares.

______________________________

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date of this Report. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 7,363,696 shares outstanding, except for certain parties who hold presently exercisable options to purchase shares. The percentages for those parties who hold presently exercisable options or convertible securities are based upon the sum of 7,363,696 shares plus the number of shares subject to presently exercisable options or convertible securities held by them, as indicated in the following notes.

(2) Includes 750,000 shares subject to presently exercisable stock options and 50,000 shares of Common Stock issuable upon the conversion of outstanding convertible promissory notes. Includes 751,500 shares owned individually by Mr. Fisher and 127,000 shares held as custodian for a minor child. Mr. Fisher's business address is 1950 Spectrum Circle, Suite 400, Marietta, Georgia 30067.

(3) Includes 100,800 shares subject to presently exercisable stock options. Mr. Brenner's address is 3581 Sarasota Golf Club Boulevard, Sarasota, Florida 34240.

(4)  Includes 4,440 shares subject to presently exercisable stock options.

(5)  Includes 800 shares subject to presently exercisable stock options.

(6) Includes 2,400 shares of Common Stock subject to presently exercisable stock options.

(7) Consists of shares of Common Stock issuable upon the conversion of outstanding convertible promissory notes.

(8) Upon consummation of the Transactions, Mr. Harrison will also beneficially own all 15,500,000 shares of Common Stock issued in the Transactions, which will represent 68% of the issued and outstanding shares of Common Stock.

(9)  Mr. Arnold's address is 7117 Harborside 1, Hilton Head, South Carolina
     29928.

(10) Mr. Brenner's address is 8403 Estero Boulevard, #302, Fort Myers Beach, Florida 33931.

(11) Mr. Thackston's address is 4605 Whitewater Creek Road, Atlanta, Georgia 30327.

(12) Broadland Capital Partners, L.P.'s address is P.O. Box 2527, Ponte Vedra Beach, Florida 32044.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In connection with the Transactions, the Company will issue 10,500,000 shares of the Company Common Stock to AUBIS and 5,000,000 shares of the Company Common Stock to HALIS. Paul W. Harrison, a director nominee of the Company, serves as the managing member of both AUBIS and HALIS and beneficially owns 23.0% and 49.5% respectively, of the two companies.

     In January 1996, the Company entered into a letter of intent to acquire a proprietary technology asset ("MERAD") for $200,000 in cash from Paul Harrison Enterprises, Inc. ("PHE"), of which $50,000 will be paid in cash at the closing of the transaction and $150,000 will be evidenced by a 12-month promissory note bearing interest at 10% per annum. In addition, the Company is obligated to pay 10% of the gross revenues generated from the MERAD technology and any derivations thereof by the Company or any of its affiliates. It is anticipated that this transaction will be consummated on the later to occur of August 1, 1996 or the consummation date of the Transactions. Mr. Harrison serves as the President of PHE and beneficially owns 53.3% of this company.

     In February 1996, the Company entered into a Management Agreement with AUBIS pursuant to which Mr. Harrison provides management services to the Company in an effort to begin the process of effecting an orderly transition of the AUBIS Subsidiaries to the Company. The Management Agreement provides for a monthly management fee of $10,000 payable to AUBIS and is terminable at the option of either the Company or AUBIS by five business days' notice to the other party.

     In February 1996, the Company entered into a Marketing Agreement with AHS pursuant to which AHS distributes the Fisher Restaurant Management System(TM). Pursuant to this agreement, the Company has advanced AHS $80,000, which is to be repaid out of gross sales commissions to be earned by AHS from the sale of such systems. AHS is a wholly-owned subsidiary of AUBIS, which is controlled by Mr. Harrison.

     On March 25, 1994, the Company consummated the sale of its object libraries and certain other assets related to its client/server software business. These business assets were sold to CompuCom Acquisition Corp. of Texas, an affiliate of CompuCom Systems, Inc., of which James W. Dixon, a director of the Company, is Chairman of the Board and Chief Executive Officer. The assets sold included certain computer software object libraries, certain furniture, fixtures and equipment, customer lists, intellectual property and licenses. The purchaser paid $250,000 in cash at closing and assumed the obligations under certain purchase orders and contracts. The sale price was determined through negotiations between the Company and CompuCom Systems, Inc. As part of the asset purchase, the Company entered into a non-competition agreement with the purchaser, agreeing for a period of three years not to engage in any business in the states in which the Company was doing business immediately prior to closing that would be deemed to be in competition with the business being acquired by the purchaser. In addition, the Company entered into a consulting agreement with the purchaser to provide consulting services for a period of one year after closing for a total consideration of $50,000.

     During a portion of fiscal 1995, the Company's headquarters were located in 13,000 square feet of office space in a modern office building located in Marietta, Georgia. The office space was leased under an agreement for a term of 5 1/2 years expiring in 1993, for an effective annual base rent of approximately $174,000. This office building is owned by Merchant's Station Limited Partnership, a Georgia limited partnership in which the Company owned a 10% limited partner interest. The lease agreement between the Company and the partnership was negotiated on terms which are at least as favorable to the Company as might be obtained by an unaffiliated third party in similar circumstances.

     Because of recent personnel reductions, and in an effort to reduce costs, the Company agreed with representatives of Merchant's Station Limited Partnership to reduce to approximately 3,000 square feet the amount of space leased by the Company, which lowered its effective annual base rent to approximately $60,000, effective July 1, 1994. As a condition to such agreement for reduction with Merchant's Station Limited Partnership, the Company transferred its 10% ownership interest back to Merchant's Station Limited Partnership without further consideration. The Company vacated this space in August 1994 and has no further obligation to Merchant's Station Limited Partnership.

                                   PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-14114-A, initially filed with the Securities and Exchange Commission on May 7, 1987, as amended ("S-18"); (ii) the Annual Report on Form 10-K for the year ended January 31, 1988 ("1988 10-K"); (iii) a Registration Statement on Form S-1, Registration No. 33-25250, initially filed with the Securities and Exchange Commission on November 2, 1988, as amended ("S-1"); (iv) the Quarterly Report on Form 10-Q for the quarter ended July 31, 1989 ("7/31/89 10-Q"); (v) the Annual Report on Form 10-K for the year ended January 31, 1990 ("1990 10-K"); (vi) the Annual Report on Form 10-K for the year ended January 31, 1991 ("1991 10-K"); or (vii) the Annual Report on Form 10-K for the year ended January 31, 1992 ("1992 10-K");
(viii) the Annual Report on Form 10-K for the year ended January 31, 1993 ("1993 10-K"); (ix) the Current Report on Form 8-K dated March 25, 1994 ("8-K"); and (x) the Annual Report on Form 10-K for the year ended January 31, 1995 ("1995 10-K").


EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
- -----------                ---------------------------------
  *2.1                     Asset Purchase and Sale Agreement, dated March 25, 1994, by and among
                           Fisher Business Systems, Inc. and CompuCom Acquisition Corp. of Texas
                           (8-K, Exhibit 2.1).

   2.2                     Amended and Restated Agreement and Plan of Merger and Reorganization,
                           dated as of December 13, 1995 and amended and restated as of March 29,
                           1996, among Fisher Business Systems, Inc., AUBIS, L.L.C., AUBIS
                           Hospitality Systems, Inc., AUBIS Systems Integration, Inc. and certain persons and affiliates of AUBIS, L.L.C.

  *3.1.1                   Articles of Incorporation, as amended (S-18, Exhibit 3.1)

  *3.1.2                   Articles of Amendment filed December 1, 1992 (1993 10-K, Exhibit
                           3.1.2)

  *3.1.3                   Articles of Amendment filed June 30, 1995 (1995 10-K)

* 3.2    By-laws, as amended (S-18, Exhibit 3.2)

* 4.1    Form of Common Stock Certificate (S-18, Exhibit 4.1)

*10.1    IBM Value Added Dealer Agreement (S-18, Exhibit 10.4)

*10.2    Form of Restaurant Management System License Agreement (S-18, Exhibit 10.7)

*10.3    Form of Server Entry System License Agreement (S-18, Exhibit 10.8)

*10.4    Value Added Dealer Agreement dated November 1, 1986 between the Company and Alloy Computer Products, Inc. (S-18,  Exhibit
         10.18)

*10.5    Form of Employee Trade Secret Agreement (S-18, Exhibit 10.19)

*10.6    1986 Incentive Stock Option Plan (S-18, Exhibit 10.20)

*10.6.1  Amendments No. 1 and No. 2 to 1986 Incentive Stock Option Plan (1988 10-K, Exhibit 10.14.1)

*10.6.2  Amendment No. 3 to 1986 Incentive Stock Option Plan (1990 10-K, Exhibit 10.12.2)

*10.6.3  Amendment No. 4 to 1986 Incentive Stock Option Plan (1991 10-K, Exhibit 10.7.3)

*10.6.4  Amendment No. 5 to 1986 Incentive Stock Option Plan (1992 10-K, Exhibit 10.7.4)

*10.7    1988 Non-Qualified Stock Option Plan (1988 10-K, Exhibit 10.15)

*10.7.1  Amendment No. 1 to 1988 Non-Qualified Stock Option Plan (1990 10-K, Exhibit 10.13.1)

*10.7.2  Amendment No. 2 to 1988 Non-Qualified Stock Option Plan (1992 10-K, Exhibit 10.8.2)

*10.8    Lease Agreement dated August 1987 between the Company and Merchant's Station Limited Partnership (1988 10-K, Exhibit 10.16)

*10.9.1  Revised Form of Purchase and License Agreement (1992 10-K, Exhibit 10.10.1)

*10.10   Revised Form of Warranty Registration Form and License Agreement (1988 10-K, Exhibit 10.18)

*10.11   Trademark Registration - Fisher Business Systems\ (S-1, Exhibit 10.19)

*10.12   Service Mark Registration - Fisher Restaurant Management System(R) (S-1, Exhibit 10.20)

*10.14   401(k) Plan of Registrant adopted January 1, 1991 (1991 10-K, Exhibit 10.16)

*10.17   Employment Agreement dated May 8, 1995 by and between Fisher Business Systems, Inc. and Larry Fisher (1995 10-K)

10.18    Employment Agreement dated February 7, 1996 by and between Fisher Business Systems, Inc. and Larry Fisher.

10.19    Stock Purchase Agreement, dated as of March 29, 1996, between Fisher Business Systems, Inc., HALIS, L.L.C., Paul W.
         Harrison, Lonnie Herzog and James Askew.

10.20    1996 Stock Option Plan of the Company

23.1     Consent of BDO Seidman

24.1     Powers of Attorney

27.1     Financial Data Schedule (for SEC use only)


     (b)  Reports on Form 8-K.

     The following report on Form 8-K was filed during the fourth quarter of the fiscal year ended January 31, 1996: Current Report on Form 8-K dated December 13, 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FISHER BUSINESS SYSTEMS, INC.



Date: April 24, 1996                    By: /s/ Larry Fisher
                                            -----------------------------------
                                            Larry Fisher, President and
                                            Chief Executive Officer
                                            (Principal Executive, Financial and
                                            Accounting Officer)



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


        Signature                                                          Date
        ---------                                                          ----
/s/ Larry Fisher                                                       April 24, 1996
- -----------------------------
Larry Fisher
Chairman, President and Chief
Executive Officer


                                                                       April __, 1996
- -----------------------------
James F. Lyon
Director


                                                                       April __, 1996
- -----------------------------
James H. Whitmire
Director


           *                                                           April 24, 1996
- -----------------------------
James W. Dixon
Director


          *                                                            April 24, 1996
- -----------------------------
Jeffrey C. Brenner


*By: /s/ Larry Fisher
     ------------------------------------
     Larry Fisher, as attorney-in-fact


                                EXHIBIT INDEX



Exhibit                                                                          Sequential
Number                         Description                                       Page Number
- ------              -----------------------------------                          -----------
 2.2                Amended and Restated Agreement and
                    Plan of Merger and Reorganization,
                    dated as of December 13, 1995 and
                    amended and restated as of March 29,
                    1996, among Fisher Business Systems,
                    Inc., AUBIS, L.L.C., AUBIS
                    Hospitality Systems, Inc., AUBIS
                    Systems Integration, Inc. and certain
                    persons and affiliates of AUBIS,
                    L.L.C.

10.18               Employment Agreement dated February
                    7, 1996 by and between Fisher
                    Business Systems, Inc. and Larry
                    Fisher

10.19               Stock Purchase Agreement, dated as of
                    March 29, 1996, between Fisher
                    Business Systems, Inc., HALIS,
                    L.L.C., Paul W. Harrison, Lonnie
                    Herzog and James Askew.

10.20               1996 Stock Option Plan of the Company

23.1                Consent of BDO Seidman

24.1                Powers of Attorney

27.1                Financial Data Schedule (for SEC use only)
