Form 10QSB
period 1996-04-30
FISHER BUSINESS SYSTEMS INC
filed 1996-06-14
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                         Commission File Number:
     April 30, 1996                                        0-16288


                         FISHER BUSINESS SYSTEMS, INC.
- -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Georgia                                       58-1366235
- -------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


1950 Spectrum Circle, Suite 400, Marietta, Georgia          30067
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:       (770) 857-4461
                                                -------------------------------

Not applicable
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes      X               No
                -----------              -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


      Common Stock, $.01 Par Value                      7,363,696
- --------------------------------------     ------------------------------------
                 Class                          Outstanding at June 13, 1996

                         FISHER BUSINESS SYSTEMS, INC.

                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)


                                                       April 30,      January 31,
                                                          1996            1996
                                                      -----------     ------------
                                                      (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $ 51,401        $177,649
  Accounts receivable - affiliates (Note C)              690,541               -
  Accounts receivable, net                                39,810           3,028
  Other current assets                                         -           8,254
                                                        --------        --------

Total current assets                                     781,752         188,931
                                                        --------        --------

EQUIPMENT, FURNITURE AND VEHICLES

  Computer equipment                                     174,835         143,550
  Office furniture and fixtures                           64,930          64,930
                                                        --------        --------
                                                         239,765         208,480

  Less accumulated depreciation                          199,052         197,048
                                                        --------        --------

Net equipment, furniture, and vehicles                    40,713          11,432
                                                        --------        --------

NET INVESTMENT IN SALES TYPE LEASE                             -          31,484

OTHER                                                    100,457          55,687
                                                        --------        --------

TOTAL ASSETS                                            $922,922        $287,534
                                                        ========        ========

The condensed financial statements as of January 31, 1996 were derived from the audited financial statements at that date.

                         FISHER BUSINESS SYSTEMS, INC.

                    LIABILITIES AND SHAREHOLDERS' DEFICIT
                                  (UNAUDITED)




                                                                     April 30,          January 31,
                                                                        1996                1996
                                                                     ----------         -----------
                                                                    (Unaudited)
CURRENT LIABILITIES

  Accounts payable and accrued expenses                             $   289,213         $   360,018
  Deferred revenue                                                      174,411             228,405
                                                                    -----------         -----------

Total current liabilities                                               463,624             588,423
                                                                    -----------         -----------

Convertible promissory notes (Note D)                                   800,000                   -
                                                                    -----------         -----------

SHAREHOLDERS' DEFICIT
  Preferred stock, par value $.10, authorized
    5,000,000 shares, zero and 1,500,000 shares issued                        -             150,000
  Common stock, par value $.01, authorized 11,500,000 and
    10,000,000 shares                                                    50,195              48,695
  Additional paid-in-capital                                          8,509,986           8,361,486
  Accumulated deficit                                                (8,894,133)         (8,854,320)
  Less treasury stock at cost                                            (6,750)             (6,750)
                                                                    -----------         -----------

Total shareholders' deficit                                            (340,702)           (300,889)
                                                                    -----------         -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $   922,922         $   287,534
                                                                    ===========         ===========

The condensed financial statements as of January 31, 1996 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                         FISHER BUSINESS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




Three Months Ended April 30,                              1996            1995
                                                      ------------     ----------
                                                      (Unaudited)
REVENUES                                              $  114,993        $  175,114

COST OF GOODS SOLD                                        41,003            60,494
                                                      ----------        ----------

GROSS MARGIN                                              73,990           114,620
                                                      ----------        ----------

EXPENSE
  Allowance for doubtful accounts                              -                 -
  Selling, general and administrative                    176,816           154,171
  Miscellaneous expense                                   12,411                63
                                                      ----------        ----------

TOTAL EXPENSES                                           189,227           154,234
                                                      ----------        ----------

NET LOSS FROM OPERATIONS BEFORE
  EXTRAORDINARY ITEM                                    (115,237)          (39,614)

Extraordinary income from debt restructuring              75,424                 -
                                                      ----------        ----------

NET LOSS                                              $  (39,813)       $  (39,614)
                                                      ==========        ==========

LOSS PER SHARE OF COMMON STOCK:                       $        -        $     (.01)
                                                      ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                    6,369,504         3,053,171
                                                      ==========        ==========

See notes to condensed financial statements.

                         FISHER BUSINESS SYSTEMS, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)




Three Months Ended April 30,                                         1996           1995
                                                                  ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                        $ (39,813)      $(39,614)
  Adjustments to reconcile net income to net cash provided
    (used for) operating activities:
    Depreciation and amortization                                     2,004          3,006
    Changes in operating assets and liabilities affecting
      operations:
      Accounts receivable                                           (36,782)        10,860
      Accounts receivable - affiliates                             (690,541)             -
      Certificate of deposit                                              -         36,586
      Other current assets                                            8,254             87
      Accounts payable and accrued expenses                         (70,805)       (41,238)
      Accrued compensation and benefits                                   -          7,449
      Deferred revenue                                              (53,994)       (46,738)
      Customer deposits                                                   -         20,201
                                                                  ---------      ---------

Net cash provided by (used for) operating activities               (881,677)        (9,401)
                                                                  ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net sale (purchases) of equipment and furniture                   (31,285)             -
  Repurchase of redeemable stock                                          -        (48,333)
  Organization costs                                                (44,770)             -
  Proceed from sales type lease                                      31,484              -
                                                                  ---------      ---------

Net cash provided by (used for) investing activities                (44,571)       (48,333)
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from private placement                               800,000              -
                                                                  ---------      ---------

Net cash provided by (used for) financing activities                800,000              -
                                                                  ---------      ---------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (126,248)       (57,734)

CASH AND CASH EQUIVALENTS, at beginning of period                   177,649         69,219
                                                                  ---------      ---------

CASH AND CASH EQUIVALENTS, at end of period                       $  51,401      $  11,485
                                                                  =========      =========


See notes to condensed financial statements

                         FISHER BUSINESS SYSTEMS, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 APRIL 30, 1996




Note A - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with Form 10-KSB for the fiscal year ended January 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the three month period ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Note B - Net Loss Per Share of Common Stock.

Loss per share for the fiscal periods ended April 30, 1996 and 1995 has been computed on the weighted average number of shares outstanding. The effects of common share equivalents have been considered using the treasury stock method. However, the effects are not material and antidilutive, and they have been excluded from the calculation.

Note C - Affiliate Receivables

In connection with its agreement and plan of merger and reorganization with AUBIS, LLC ("AUBIS") and HALIS, LLC ("HALIS"), the Company has advanced AUBIS and HALIS $690,541.

Note D - Convertible Promissory Notes

During the quarter ended April 30, 1996, the Company commenced a private placement of 7% convertible promissory notes which are due January 15, 1998. Proceeds from the private placement totalled $800,000 at quarter end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company has embarked upon a strategy of strategic acquisitions to position the Company to be a leading information technology company in the healthcare and hospitality industries. In furtherance of this strategy, the Company has agreed to merge AUBIS Hospitality Systems, Inc. ("AHS") and AUBIS Systems Integration, Inc. ("ASI") (collectively, the "AUBIS Subsidiaries"), each a wholly-owned subsidiary of AUBIS, L.L.C. ("AUBIS") with and into two wholly-owned subsidiaries of the Company (collectively, the "Fisher Subsidiaries"), pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated December 13, 1995, as subsequently amended (the "AUBIS Agreement"), among AUBIS, the AUBIS Subsidiaries, certain affiliates of AUBIS, the Company and the Fisher Subsidiaries, in which AUBIS will receive 10,000,000 shares of Common Stock of the Company (such transaction referred to herein as the "AUBIS Transaction").

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

         On May 23, 1996, the Company entered into an Agreement and Plan of Reorganization to acquire Advanced Custom Computer Solutions, Inc. ("ACCS") in exchange for 1,750,000 shares of common stock of the Company and up to an additional 250,000 shares of common stock of the Company based on the pre-tax net income of ACCS in the twelve-month period following its acquisition by the Company. ACCS is based in Atlanta, Georgia and is a provider of medical and dental practice management software to healthcare professionals and billing services.

         The AUBIS, HALIS and ACCS Transactions are collectively referred to herein as the "Transactions." Consummation of the Transactions is subject, among other things, to approval of the shareholders of the Company at the 1996 Annual Meeting of Shareholders, scheduled to be held in the summer of 1996. Upon consummation of the Transactions, AHS, ASI, HSI and ACCS will be wholly-owned subsidiaries of the Company and the Company's corporate name will be changed to AUBIS, Inc.

         The Company intends to account for the AUBIS and HALIS Transactions as a reverse purchase for accounting and financial reporting purposes. Under this method of accounting, AUBIS and HALIS will be treated as the acquiring entities. As a result, the historical pre-merger financial statements of the combined company will be those of AUBIS and HALIS, rather than the Company.


         In January 1996, the Company entered into a letter of intent to acquire a license to a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), pursuant to which the Company will pay a royalty of 10% of gross revenues generated from the MERAD technology and any derivatives thereof by the Company or any of its affiliates.

FINANCIAL CONDITION

         Total assets increased $635,388 or 221% from January 31, 1996 due primarily to an increase in accounts receivable of $727,323. The increase in accounts receivable results primarily from the advance by the Company of $690,541 to AUBIS and HALIS during the period to support their operations. AUBIS's cash needs result, in part, from the loss of a significant supplier and customer of AHS. This supplier accounted for approximately 54% of the total revenues of the AUBIS Subsidiaries for the year ended December 31, 1995. The Company was able to fund these advances to AUBIS and HALIS from the proceeds of its private placement of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"). As of April 30, 1996 the Company had received a total of $800,000 from this placement. The Notes are convertible into common stock at the option of the holder at a conversion price of $1.00 per share.

RESULTS OF OPERATIONS

         Revenues for the three months ended April 30, 1996 were $114,993, a decrease of $60,121, or 34%, from the prior period revenues of $175,114. The decrease in revenues is primarily attributable to a reduction in software sales.

         Selling, general and administrative expenses were $176,816 for the three months ended April 30, 1996 compared to $154,171 for the prior year period. The increase of $22,645 or 13% was largely due to activities relating to the proposed Transactions.

         The Company recorded a net loss of $39,813 for the three months ended April 30, 1996, as compared to a net loss of $39,614 for the prior year period. The net loss for the quarters was comparable, despite a net loss from operations during the three months ended April 30, 1996 of $115, 237
(compared to a net loss from operations of $39,614 for the prior year period). The three months ended April 30, 1996, however, was benefitted by extraordinary income from debt restructuring of $75,424.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1996, the Company had working capital of $315,628, compared to a deficit of $379,492 at January 31, 1996. The increase in working capital is principally due to proceeds from the private placement of Notes in the first quarter of fiscal 1997. With the departure in January 1994 of substantially all of the former Blue Mountain employees, the Company lost its ability to provide client/server services to its customers, including MCI. Accordingly, the Company's revenues and cash flow for the last two fiscal years has been materially adversely affected by the loss of revenues from its former client/server business. Until such time as the Transactions can be consummated, the Company's revenue will be limited to revenue from support contracts with existing customers, direct sales of its software and services and indirect sales of its software and services.

         Pending completion of the Transactions and the conversion of the Company's business to that of a provider of software applications and technology services to the healthcare industry, the Company has instituted stringent measures designed to reduce expenses as much as possible consistent with providing the level of services required by its customers, including a reduction of the number of personnel. The Company presently employs nine people.

         In the first quarter of fiscal 1997, the Company commenced the Notes offering. As of April 30, 1996, the Company had received a total of $800,000 from this placement. Approximately $720,000 of the proceeds of this offering had been advanced to AUBIS and HALIS to support their operations as of June 1, 1996, while the balance of the proceeds from the sale of the Notes have been utilized to expand the Company's sales and marketing capabilities in the three primary areas of business which it will pursue subsequent to the completion of the Transactions: system and service sales to the hospitality and healthcare industries and networking systems and services to a variety of industries.

                          PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
- ------      --------------------------------

            (a)  Exhibits.   The following exhibit is filed with this report:

                  27.1 Financial Data Schedule (for SEC use only)

            (b) Reports on Form 8-K. The following report on Form 8-K was filed during the quarter ended April 30, 1996: Current Report on Form 8-K dated February 7, 1996 (reporting change in fiscal year).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    FISHER BUSINESS SYSTEMS, INC.



Dated: June 13, 1996                By: /s/ Larry Fisher
       -------------                    ---------------------------------
                                        Larry Fisher, President and Chief
                                        Executive Officer (chief
                                        executive and financial officer)