Form 10QSB
period 1996-07-31
FISHER BUSINESS SYSTEMS INC
filed 1996-09-16
CIK 790733

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended                      Commission File Number:
      July 31, 1996                                     0-16288


                        FISHER BUSINESS SYSTEMS, INC.
- -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter


        Georgia                                         58-1366235
- -------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

1950 Spectrum Circle, Suite 400, Marietta, Georgia          30067
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code:         (770) 857-4461
                                                -------------------------------

Not Applicable
- -------------------------------------------------------------------------------
(Former name,former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes    X                        No
                    ---------                      --------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Common Stock, $.01 Par Value                      7,450,046
- --------------------------------------------   --------------------------------
                 Class                         Outstanding at September 9, 1996

                        FISHER BUSINESS SYSTEMS, INC.
                           CONDENSED BALANCE SHEET
                                 (UNAUDITED)


  ASSETS
                                                                July 31                January 31
                                                                  1996                    1996
                                                             -------------           -------------
Current Assets
  Cash and cash equivalents                                    $   37,379               $ 177,649
  Notes receivable-affiliates (Note C)                            971,551                       0
  Accounts receivable - net                                        29,355                   3,028
  Other current assets                                                  0                   8,254
                                                               ----------               ---------

Total current assets                                            1,038,885                 188,931
                                                               ----------               ---------

Equipment, Furniture and Vehicles
  Computer equipment                                              174,835                 143,550
  Office furniture and fixtures                                    64,930                  64,930
                                                               ----------               ---------

                                                                  239,765                 208,480
                                                               ----------               ---------

  Less accumulated depreciation                                   202,058                 197,048
                                                               ----------               ---------

Net equipment, furniture and vehicles                              37,707                  11,432
                                                               ----------               ---------

Net investment in sales type lease                                                         31,484

Other                                                             157,160                  55,687
                                                               ----------               ---------

Total Assets                                                   $1,233,752               $ 287,534
                                                               ==========               =========

The condensed financial statements as of January 31, 1996 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                        FISHER BUSINESS SYSTEMS, INC.
                           CONDENSED BALANCE SHEET
                                 (UNAUDITED)


      LIABILITIES AND SHAREHOLDERS' DEFICIT                     July 31                 January 31
                                                                  1996                     1996
                                                              -----------              ------------
Current Liabilities
  Accounts payable and accrued expenses                       $   302,159              $    360,018
  Deferred revenue                                                103,638                   228,405
                                                              -----------              ------------

Total current liabilities                                         405,797                   588,423
                                                              -----------              ------------

Convertible promissory notes (Note D)                           1,240,000                         0
                                                              -----------              ------------

Shareholders deficit
  Preferred stock, par value $.10, authorized
   5,000,000 shares, zero and 1,500,000 issued                          0                   150,000
  Common stock, par value $.01, authorized
   10,000,000 shares                                               50,195                    48,695
  Additional paid-in-capital                                    8,509,986                 8,361,486
  Accumulated deficit                                          (8,965,476)               (8,854,320)
  Less treasury stock at cost                                      (6,750)                   (6,750)
                                                              -----------              ------------

Total shareholders' deficit                                      (412,045)                 (300,889)
                                                              -----------              ------------

Total liabilities and shareholders' deficit                   $ 1,233,752              $    287,534
                                                              ===========              ============

The condensed financial statements as of January 31, 1996 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                        FISHER BUSINESS SYSTEMS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


   Six Months Ended July 31                             1996                     1995
                                                    ------------             -------------
Revenues                                            $    238,116             $     373,072

Cost of Goods Sold                                        73,428                   127,145
                                                    ------------             -------------

Gross Margin                                             164,688                   245,927
                                                    ------------             -------------

Expense
  Selling, general and administrative                    323,864                   297,687
  Miscellaneous expense (income)                          30,210                   (17,211)
                                                    ------------             -------------

Total expenses                                           354,074                   280,476
                                                    ------------             -------------

Net loss from operations before extraordinary
  Item                                                  (189,386)                  (34,549)

Extraordinary income from debt restructuring              78,230                         0
                                                    ------------             -------------

Net Loss                                            $   (111,156)            $     (34,549)
                                                    ============             =============

Loss Per Share of Common Stock                      $      (0.02)            $       (0.01)
                                                    ============             =============

Weighted Average Shares Outstanding                    7,450,046                 3,803,171
                                                    ============             =============

See Notes to condensed financial statements.

                        FISHER BUSINESS SYSTEMS, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



    Quarter Ended July 31,                                                            1996                1995
                                                                                      ----                ----
Revenues                                                                          $  123,123          $  197,957

Cost of Goods Sold                                                                    32,425              66,651
                                                                                  ----------          ----------

Gross Margin                                                                          90,698             131,306
                                                                                  ----------          ----------

Expense
  Selling, general and administrative                                                147,048             143,516
  Miscellaneous expense (income)                                                      17,799             (17,274)
                                                                                  ----------          ----------

Total expenses                                                                       164,847             126,242
                                                                                  ----------          ----------

Net income (loss) from operations before taxes on income and extraordinary
  item                                                                               (74,149)              5,064
Taxes on income (loss)                                                                     0                (750)

Extraordinary item                                                                     2,806                 750
                                                                                  ----------          ----------

Net Income (Loss)                                                                 $  (71,343)         $    5,064
                                                                                  ==========          ==========

Net income (loss) per share of common stock                                       $     (.01)         $        0
                                                                                  ==========          ==========

Weighted Average shares outstanding                                                7,450,046           4,553,171
                                                                                  ==========          ==========

See Notes to condensed financial statements

                        FISHER BUSINESS SYSTEMS, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



  Six Months Ended July 31,                                             1996                    1995
                                                                   --------------          --------------
Cash Flows From Operating Activities
  Net Loss                                                         $     (111,156)         $      (34,549)
  Adjustments to reconcile net income to net
   cash provided (used for) operating activities:
  Depreciation and amortization                                             5,010                   6,012
  Changes in operating assets and liabilities
    affecting operations:
    Accounts receivable                                                   (26,327)                (48,084)
    Accounts receivable - affiliates                                     (971,551)                      0
    Certificate of deposit                                                      0                  36,586
    Other current assets                                                    8,254                    (684)
    Accounts payable and accrued expenses                                 (57,859)               (116,808)
    Accrued compensation and benefits                                           0                  (7,506)
    Deferred revenue                                                     (124,767)               (128,550)
                                                                   --------------          --------------


Net cash provided by (used for) operating activities                   (1,278,396)               (293,583)
                                                                   --------------          --------------

Cash Flow From Investing Activities
  Net sale (purchases) of equipment and furniture                         (31,285)                      0
  Repurchase of redeemable stock                                                0                (170,578)
  Organization costs                                                     (101,473)                      0
  Proceed from sales type lease                                            31,484                       0
                                                                   --------------          --------------

Net cash provided by (used for) investing activities                     (101,274)               (170,578)
                                                                   --------------          --------------

Cash Flows From Financing Activities
  Net proceeds from private placement                                   1,240,000                       0
  Proceeds from sale of preferred stock                                         0                 300,000
  Proceeds from sale of common stock                                            0                 300,000
                                                                   --------------          --------------

Net cash provided by (used for) financing activities                    1,240,000                 600,000
                                                                   --------------          --------------

(Decrease) Increase in cash and cash equivalents                         (139,670)                135,839

Cash and Cash Equivalents, at beginning of period                         177,649                  69,219
                                                                   --------------          --------------

Cash and Cash Equivalents, at end of period                        $       37,979          $      205,058
                                                                   ==============          ==============

See Notes to condensed financial statements

                        Fisher Business Systems, Inc.
                   Notes to Condensed Financial Statements
                                 (Unaudited)
                                July 31, 1996


Note A - Basis of Presentation
   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly,they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with Form 10-KSB for the fiscal year ended January 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the six month period ended July 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31,1996.

Note B - Net Loss Per Share of Common Stock
   Loss per share for the fiscal periods ended July 31, 1996 and 1995 has been computed on the weighted average number of shares outstanding. The effects of common share equivalents have been considered using the treasury stock method. However, the effects are not material and antidilutive, and they have been excluded from the calculation.

Note C - Notes Receivable
   In connection with its agreement and plan of merger and reorganization with AUBIS, LLC ("AUBIS") and HALIS, LLC ("HALIS"), the Company has advanced AUBIS and HALIS $971,551. These notes bear interest at rates ranging from 10% to 12% and are due and payable on the first anniversary of the date of the advance.

Note D - Convertible Promissory Notes
   During the quarter ended April 30, 1996, the Company commenced a private placement of 7% convertible promissory notes which are due January 15, 1998. Proceeds from the private placement totalled $1,240,000 at quarter end.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

        The Company has embarked upon a strategy of strategic acquisitions to position the Company to be a leading information technology company in the healthcare industry. In furtherance of this strategy, the Company has agreed to merge AUBIS Hospitality Systems, Inc. ("AHS") and AUBIS Systems Integration, Inc. ("ASI") (collectively, the "AUBIS Subsidiaries"), each a wholly-owned subsidiary of AUBIS, L.L.C. ("AUBIS") with and into a wholly-owned subsidiary of the Company (the "Fisher Subsidiary"), pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated December 13, 1995, as subsequently amended (the "AUBIS Agreement"), among AUBIS, the AUBIS Subsidiaries, certain affiliates of AUBIS, the Company and the Fisher Subsidiary, in which AUBIS will receive 10,000,000 shares of Common Stock of the Company (such transaction referred to herein as the "AUBIS Transaction").

        In addition, the Company has entered into a Stock Purchase Agreement, dated as of March 29, 1996, as subsequently amended (the "HALIS Agreement"), between the Company and HALIS, L.L.C. ("HALIS") and its affiliates, providing for the acquisition by the Company of HALIS Software, Inc. ("HSI"), a wholly-owned subsidiary of HALIS, in which HALIS will receive 5,000,000 shares of Common Stock of the Company (such transaction referred to herein as the "HALIS Transaction").

        The Company has entered into an Agreement and Plan of Reorganization, dated May 23, 1996 and amended on September 11, 1996, to acquire Advanced Custom Computer Solutions, Inc. ("ACCS") in exchange for 750,000 shares of common stock of the Company. ACCS is based in Atlanta, Georgia and is a provider of medical and dental practice management software to healthcare professionals and billing services.

        The AUBIS, HALIS and ACCS Transactions are collectively referred to herein as the "Transactions." Consummation of the Transactions is subject, among other things, to approval of the shareholders of the Company at the 1996 Annual Meeting of Shareholders, scheduled to be held in the fall of 1996. Upon consummation of the Transactions, the AUBIS subsidiaries, HSI and ACCS will be wholly-owned subsidiaries of the Company and the Company's corporate name will be changed to HALIS, Inc.

        The Company intends to account for the AUBIS and HALIS Transactions as a reverse purchase for accounting and financial reporting purposes. Under this method of accounting, AUBIS and HALIS will be treated as the acquiring entities. As a result, the historical pre-merger financial statements of the combined company will be those of AUBIS and HALIS, rather than the Company.

        The Company has entered into a letter of intent to acquire a perpetual non-exclusive license to a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), for a license fee of 10% gross revenues generated from the MERAD technology and any derivatives thereof by the Company or any of its affiliates. Consummation of the MERAD transaction is subject to the negotiation of a definitive acquisition agreement and consummation of the Transactions. It is anticipated that the MERAD acquisition will be consummated on the date of consummation of the Transactions.

FINANCIAL CONDITION

        Total assets increased $946,218 or 229% from January 31, 1996 due primarily to an increase in accounts receivable of $971,551. The increase in accounts receivable results primarily from the advance by the Company of $971,551 to AUBIS and HALIS during the period to support their respective operations. AUBIS's cash needs result, in part, from the loss of a significant supplier and customer of AHS. This supplier accounted for approximately 54% of the total revenues of the AUBIS Subsidiaries for the year ended December 31, 1995. The Company was able to fund these advances to AUBIS from the proceeds of its private placement of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"). The Company received a total of $1,240,000 from this placement. The Notes are convertible into common stock at the option of the holder at a conversion price of $1.00 per share.

        In an effort to continue to resolve its liquidity problems, the Company successfully renegotiated terms with many of its vendors which resulted in reductions of vendor payables of $78,230 during the six months ended July 31, 1996. The vendor renegotiations were conducted periodically on a vendor-by-vendor basis over a period of time beginning the fourth quarter of fiscal 1994 and ending the first quarter of fiscal 1997. No unresolved items are outstanding concerning the Company's liability for the debts. Management does not believe that these debt restructurings will have a material adverse impact on the continued availability of vendor credits.

RESULTS OF OPERATIONS

        Revenues for the six months ended July 31, 1996 were $238,116, a decrease of $134,956, or 36%, from the prior period revenues of $373,072. Revenues for the three months ended July 31, 1996 were $123,123, a decrease of $74,834, or 38%, from the prior period revenues of $197,957. The decrease in revenues is primarily attributable to a reduction in software sales. During the six months ended July 31, 1996, approximately 85% of Fisher's revenues were from support services and approximately 15% were from system sales. The increased percentage of revenues from services is a result of Fisher's inability to sell its restaurant software.

        Selling, general and administrative expenses were $323,864 for the six months ended July 31, 1996 compared to $297,687 for the prior year period. Selling, general and administrative expenses were $147,048 for the three months ended July 31, 1996 compared to $143,516 for the prior year period. The increase was largely due to activities relating to the proposed Transactions.

        The Company recorded a net loss of $111,156 for the six months ended July 31, 1996, as compared to a net loss of $34,549 for the prior year period. The Company recorded a net loss of $71,343 for the three months ended July 31, 1996, as compared to net income of $5,064 for the prior year period. The net loss for the 1996 periods was higher as a result of lower revenues, coupled with higher selling, general and administrative expenses relating to the Transactions. The net loss for the six months ended July 31, 1996 would have been greater, but for a benefit of $78,230 of extraordinary income from debt restructuring.

LIQUIDITY AND CAPITAL RESOURCES

        At July 31,1996, the Company had working capital of $633,088, compared to a deficit of $379,492 at January 31, 1996. The increase in working capital is principally due to proceeds from the private placement of Notes in the first half of fiscal 1997. With the departure in January 1994 of substantially all of the former Blue Mountain employees, The Company lost its ability to provide client/server services to its customers, including MCI. Accordingly, the Company's revenues and cash flow for the last two fiscal years has been materially adversely affected by the loss of revenues from its former client/server business. Until such time as the Transactions can be consummated, the Company's revenue will be limited to revenue from support contracts with existing customers and sales of its software and services.

        Pending completion of the Transactions and the conversion of the Company's business to that of a provider of software applications and technology services to the healthcare industry, the Company has instituted stringent measures designed to reduce expenses as much as possible consistent with providing the level of services required by its customers, including a reduction of the number of personnel. The Company presently employs eight people.

        In the first half of fiscal 1997, the Company completed an offering of $1,240,000 of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"). Interest on the Notes is payable quarterly by the Company and the principal thereof (plus any accrued interest) may, at the option of the holder, be converted into shares of Common Stock of the Company at a conversion price of $1.00 per share. Any such conversion must be made on or before January 15, 1998. To date, approximately $972,720 of the proceeds of this offering have been advanced to AUBIS and HALIS to support their operations, while the balance of the proceeds from the sale of the Notes have been utilized to expand the Company's sales and marketing capabilities in anticipation of the completion of the Transactions.

        In anticipation of the consummation of the Transactions, the Company has commenced a private placement of common stock. Shares are being offered on a best-efforts basis through a registered broker-dealer. Consummation of the Transactions and attainment of subscriptions to purchase not less than $1,000,000 in this offering are conditions to closing. If successful, the net proceeds of the offering will be utilized by the Company subsequent to the consummation of the Transactions to expand its sales and marketing efforts, enhance its software products, support the growth of its administrative infrastructure, acquire selected healthcare software and service companies and system integration companies and for general corporate purposes.

PART II.  OTHER INFORMATION

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits.  The following exhibit is filed with this report:

                        27.1 Financial Data Schedule (for SEC use only)

                (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended July 31, 1996.

                                  SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FISHER BUSINESS SYSTEMS, INC.


Dated:  September 13, 1996          By: /s/ Larry Fisher
        ------------------              --------------------------------------
                                        Larry Fisher, President and Chief
                                        Executive Officer
                                        (chief executive and financial officer)