Form 10QSB
period 1996-10-31
HALIS INC
filed 1996-12-16
CIK 790733

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                  Commission File Number:
     October 31, 1996                               0-16288


                                  HALIS, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Georgia                                            58-1366235
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

1950 Spectrum Circle, Suite 400, Marietta, Georgia                 30067
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:           (770) 857-4461
                                                --------------------------------

Fisher Business Systems, Inc.
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X               No
                                           -----               -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value                         23,506,538
--------------------------------------         --------------------------------
                  Class                        Outstanding at December 13, 1996

                         Fisher Business Systems, Inc.
                            Condensed Balance Sheet
                                  (Unaudited)

                 ASSETS
                                                   October 31      January 31
                                                       1996           1996
                                                   -------------  ------------
Current Assets
 Cash and cash equivalents                            $  120,355      $177,649
 Accounts receivable-affiliates (Note C)               1,127,375             0
 Accounts receivable - net                                31,838         3,028
 Other current assets                                          0         8,254
                                                   -------------  ------------

Total current assets                                   1,279,568       188,931
                                                   -------------  ------------

Equipment, Furniture and Vehicles
 Computer equipment                                      188,087       143,550
 Office furniture and fixtures                            64,930        64,930
                                                   -------------  ------------

                                                         253,017       208,480
                                                   -------------  ------------

 Less accumulated depreciation                           205,064       197,048
                                                   -------------  ------------

Net equipment, furniture and vehicles                     47,953        11,432
                                                   -------------  ------------

Net investment in sales type lease                             0        31,484

Other                                                    199,751        55,687
                                                   -------------  ------------

Total Assets                                          $1,527,272      $287,534
                                                   =============  ============

The condensed financial statements as of January 31, 1996 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                         Fisher Business Systems, Inc.
                            Condensed Balance Sheet
                                  (Unaudited)

  Liabilities and Shareholders' Deficit
                                                    October 31      January 31
                                                       1996           1996
                                                   -------------  ------------
Current Liabilities
 Accounts payable and accrued expenses                  $340,752      $360,018
 Notes Payable                                           210,000             0
 Deferred revenue                                         35,343       228,405
                                                   -------------  ------------

Total current liabilities                                586,095       588,423
                                                   -------------  ------------

Convertible promissory notes (Note D)                  1,470,000             0
                                                   -------------  ------------

Shareholders' deficit
 Preferred stock, par value $.10, authorized
   5,000,000 shares, zero and 1,500,000 issued                 0       150,000
 Common stock, par value $.01, authorized
   11,500,000 and 10,000,000 shares                       50,195        48,695
 Additional paid-in-capital                            8,657,486     8,508,986
 Accumulated deficit                                  (9,229,754)   (9,001,820)
 Less treasury stock at cost                              (6,750)       (6,750)
                                                   -------------  ------------

Total shareholders' deficit                             (528,823)     (300,889)
                                                   -------------  ------------

Total liabilities and shareholders' deficit          $1,527,272      $287,534
                                                    ============   ===========

The condensed financial statements as of January 31, 1996 were derived from the audited financial statements at that date.

See notes to condensed financial statements.

                         Fisher Business Systems, Inc.
                      Condensed Statements of Operations
                                  (Unaudited)

     Three Months Ended October 31,                    1996           1995
                                                   -------------  ------------
Revenues                                               $  86,505      $154,398

Cost of Goods Sold                                        43,581        65,286
                                                   -------------  ------------

Gross Margin                                              42,924        89,112
                                                   -------------  ------------

Expense
 Selling, general and administrative                     138,614       155,849
 Miscellaneous expense                                    21,088             0
                                                   -------------  ------------

Total expenses                                           159,702       155,849
                                                   -------------  ------------

Net loss from operations before extraordinary
 item                                                   (116,778)      (66,737)
                                                   -------------  ------------

Extraordinary income from debt restructuring                   0        94,891

Net Income (Loss)                                      $(116,778)     $ 28,154
                                                    ============   ===========

Net income (loss) per share of Common Stock            $   (0.02)     $   0.01
                                                    ============   ===========

Weighted average shares outstanding                    7,450,046     4,439,822
                                                    ============   ===========

See Notes to condensed financial statements

                         Fisher Business Systems, Inc.
                      Condensed Statements of Operations
                                  (Unaudited)

      Nine Months Ended October 31,                    1996           1995
                                                   -------------  ------------
Revenues                                                $324,621      $527,470

Cost of Goods Sold                                       117,009       192,431
                                                   -------------  ------------

Gross Margin                                             207,612       335,039
                                                   -------------  ------------

Expense
 Selling, general and administrative                     462,478       453,536
 Miscellaneous expense                                    51,298             0
                                                   -------------  ------------

Total expenses                                           513,776       453,536
                                                   -------------  ------------

Net loss from operations before extraordinary
 item                                                   (306,164)     (118,497)

Extraordinary income from debt restructuring              78,230       112,100
                                                   -------------  ------------

Net Loss                                               $(227,934)      $(6,397)
                                                    ============   ===========

Loss Per Share of Common Stock                             (0.03)        (0.01)
                                                    ============   ===========

Weighted Average Shares Outstanding                    7,450,046     4,205,370
                                                    ============   ===========

See Notes to condensed financial statements

                         Fisher Business Systems, Inc.
                      Condensed Statements of Cash Flows
                                  (Unaudited)

  For the Nine Months Ended October 31,                1996           1995
                                                   -------------  ------------
Cash Flows From Operating Activities
 Net Loss                                             $(227,934)      $(6,397)
 Adjustments to reconcile net income to net
   cash provided (used for) operating activities:
 Forgiveness of debt                                           0      (112,100)
 Depreciation and amortization                             8,016        10,019
 Changes in operating assets and liabilities
   affecting operations:
   Accounts receivable                                   (28,810)      (45,000)
   Accounts receivable - affiliates                   (1,127,375)            0
   Certificate of deposit                                      0        36,586
   Other current assets                                    8,254           684
   Accounts payable and accrued expenses                 (19,266)     (140,319)
   Accrued compensation and benefits                           0        (9,736)
   Deferred revenue                                     (193,062)     (226,364)
                                                   -------------  ------------

Net cash provided by (used for) operating
 activities                                           (1,580,177)     (492,627)
                                                   -------------  ------------

Cash Flows From Investing Activities
 Net sale (purchases) of equipment and furniture         (44,537)       (1,280)
 Repurchase of redeemable stock                                0      (192,370)
 Organization costs                                     (144,064)            0
 Proceed from sales type lease                            31,484             0
                                                   -------------  ------------

Net cash provided by (used for) investing
 activities                                             (157,117)     (193,650)
                                                   -------------  ------------

Cash Flows From Financing Activities
 Net proceeds from private placement                   1,470,000             0
 Proceeds from Notes Payable                             210,000             0
 Proceeds from sale of preferred stock                         0       300,000
 Proceeds from sale of common stock                            0       500,000
                                                   -------------  ------------

Net cash provided by (used for) financing
 activities                                            1,680,000       800,000
                                                   -------------  ------------

(Decrease) Increase in cash and cash equivalents         (57,294)      113,723

Cash and Cash Equivalents, at beginning of period        177,649        69,219
                                                   -------------  ------------

Cash and Cash Equivalents, at end of period             $120,355      $182,942
                                                    ============   ===========

See Notes to condensed financial statements

                         Fisher Business Systems, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)
                               October 31, 1996

Note A - Basis of Presentation
 The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with Form 10-KSB for the fiscal year ended January 31, 1996. In the opinion of management, all adjustments considered necessary for a fair presentation have been made and are of a normal recurring nature. Operating results for the nine month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

Note B - Net Loss Per Share of Common Stock
 Loss per share for the fiscal periods ended October 31, 1996 and 1995 has been computed on the weighted average number of shares outstanding. The effects of common share equivalents have been considered using the treasury stock method. However, the effects are not material and antidilutive, and they have been excluded from the calculation.

Note C - Affiliate Receivables
 In connection with its agreement and plan of merger and reorganiation with AUBIS, LLC ("AUBIS") and HALIS, LLC ("HALIS"), the Company has advanced AUBIS and HALIS $1,127,375. These notes bear interest at rates ranging from 10% to 12% and are due and payable on the first anniversary of the date of the advance.

Note D - Convertible Promissory Notes
 During the quarter ended April 30, 1996, the Company commenced a private placement of 7% convertible promissory notes which are due January 15, 1998. Proceeds from the private placement totalled $1,470,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

GENERAL

     The Company has embarked upon a strategy of strategic acquisitions to position the Company to be a leading information technology company in the healthcare industry. In furtherance of this strategy, the Company on November 19, 1996 acquired AUBIS Hospitality Systems, Inc. ("AHS") and AUBIS Systems Integration, Inc. ("ASI") (collectively, the "AUBIS Subsidiaries"), each a wholly-owned subsidiary of AUBIS, L.L.C. ("AUBIS"). Pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated December 13, 1995 and amended and restated as of March 29, 1996 and as further amended on September 27, 1996 (the "AUBIS Agreement"), among AUBIS, the AUBIS Subsidiaries, certain affiliates of AUBIS, the Company and two newly organized subsidiaries of the Company (the "AUBIS Acquisition Subsidiaries"), the AUBIS Subsidiaries were merged with and into the AUBIS Acquisition Subsidiaries, whereby the AUBIS Subsidiaries became wholly-owned subsidiaries of the Company. Pursuant to the AUBIS Agreement, AUBIS received an aggregate of 10,000,000 shares of common stock of the Company (such transaction referred to herein as the "AUBIS Transaction").

     On November 19, 1996, the Company also consummated the acquisition of HALIS Software, Inc. ("HSI"), a wholly-owned subsidiary of HALIS, L.L.C. ("HALIS"). Pursuant to the Stock Purchase Agreement, dated as of March 29, 1996 and amended as of September 27, 1996 (the "HALIS Agreement"), between the Company and HALIS and its affiliates, HSI was merged with and into a newly organized subsidiary of the Company, whereby HSI became a wholly-owned subsidiary of the Company. Pursuant to the HALIS Agreement, HALIS received an aggregate of 5,000,000 shares of common stock of the Company (such transaction referred to herein as the "HALIS Transaction").

     The Company has accounted for the AUBIS and HALIS Transactions as a reverse purchase for accounting and financial reporting purposes. Under this method of accounting, AUBIS and HALIS will be treated as the acquiring entities. As a result, the historical pre-merger financial statements of the combined company will be those of AUBIS and HALIS, rather than the Company.

     Immediately following consummation of the AUBIS and HALIS transactions, the Company's corporate name was changed to HALIS, Inc.

FINANCIAL CONDITION

     Total assets increased $1,239,738 or 331% from January 31, 1996 due primarily to an increase in accounts receivable from affiliates of $1,127,375. The increase in accounts receivable results from the advance by the Company of $1,127,375 to AUBIS and HALIS during the period to support their operations. AUBIS's cash needs result, in part, from the loss of a significant supplier and customer of AHS. This supplier accounted for approximately 54% of the total revenues of the AUBIS Subsidiaries for the year ended December 31, 1995. The Company was able to fund these advances to AUBIS and HALIS from the proceeds of its private placement of 7.0% Convertible Promissory Notes due January 15, 1998. See "--Liquidity and Capital Resources."

     In an effort to continue to resolve its liquidity problems, the Company successfully renegotiated terms with many of its vendors which resulted in reductions of vendor payables of $78,230 during the nine months ended October 31, 1996. The vendor renegotiations were conducted periodically on a vendor-by-vendor basis over a period of time beginning the fourth quarter of fiscal 1994 and ending the first quarter of fiscal 1997. No unresolved items are outstanding concerning the Company's liability for the debts. Management does not believe that these debt restructurings will have a material adverse impact on the continued availability of vendor credits.

RESULTS OF OPERATIONS

     Revenues for the nine months ended October 31, 1996 were $324,621, a decrease of $202,849, or 38%, from the prior period revenues of $527,470. Revenues for the three months ended October 31, 1996 were $86,505, a decrease of $67,893, or 44%, from the prior period revenues of $154,398. The decrease in revenues is primarily attributable to a reduction in software sales. During the three months ended October 31, 1996, all of the Company's revenues were from support services. The increased percentage of revenues from services is a result of the Company's inability to sell its restaurant software.

     Selling, general and administrative expenses were $462,478 for the nine months ended October 31, 1996 compared to $453,536 for the prior year period. Selling, general and administrative expenses were $138,614 for the three months ended October 31, 1996 compared to $155,849 for the prior year period. The increase for the nine month period in 1996 was largely due to activities relating to the AUBIS and HALIS Transactions.

     The Company recorded a net loss of $227,934 for the nine months ended October 31, 1996, as compared to a net loss of $6,397 for the prior year period. The Company recorded a net loss of $116,778 for the three months ended October 31, 1996, as compared to net income of $28,154 for the prior year period. The net loss for the 1996 periods was higher as a result of lower revenues, coupled with higher selling, general and administratine expenses relating to the AUBIS and HALIS Transactions. The net loss for the nine months ended October 31, 1996 would have been greater, but for a benefit of $78,230 of extraordinary income from debt restructuring.

LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1996, the Company had working capital of $693,473, compared to a deficit of $379,492 at January 31, 1996. The increase in working capital is principally due to proceeds from the private placement of Notes completed in the first half of fiscal 1997. With the departure in January 1994 of substantially all of the former Blue Mountain employees,the Company lost its ability to provide client/server services to its customers, including MCI. Accordingly,the Company's revenues and cash flow for the last two fiscal years has been materially adversely affected by the loss of revenues from its former client/server business. Prior to the consummation of the AUBIS and HALIS Transactions, the Company's revenue was limited to revenue from support contracts with existing customers and sales of its software and services.

     Pending completion of the Transactions and the conversion of the Company's business to that of a provider of software applications and technology services to the healthcare industry,the Company instituted stringent measures designed to reduce expenses as much as possible consistent with providing the level of services required by its customers, including a reduction of the number of personnel.

     In the first half of fiscal 1997, the Company completed an offering of $1,470,000 of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"). Interest on the Notes is payable quarterly by the Company and the principal thereof (plus any accrued interest) may, at the option of the holder, be converted into shares of the Company Common Stock at a conversion price of $1.00 per share. Any such conversion must be made on or before January 15, 1998. Approximately $1,127,375 of the proceeds of this offering have been advanced to AUBIS and HALIS to support their operations (which advances have been accounted for as notes receivable from affiliates), while the balance of the proceeds from the sale of the Notes have been utilized to expand the Company's sales and marketing capabilities in anticipation of the AUBIS and HALIS Transactions. The advances to AUBIS and HALIS were converted to equity upon consummation of the AUBIS and HALIS Transactions.

     Subsequent to consummation of the Transactions, the Company successfully attained the minimum offering of 1,000,000 shares of Common Stock in a private placement. Accordingly, on that date, net proceeds of $1,133,889 were distributed to the Company by the Escrow Agent, with the Company issuing 1,051,059 shares of Common Stock and 455,458 Warrants. The offering will continue until March 1, 1997, unless earlier terminated by the Company. Up to 5,000,000 shares are being offered on a best-efforts basis through a registered
broker-dealer.   The net proceeds of the offering will be utilized by the
Company to expand its sales and marketing efforts, enhance its software products, support the growth of its administrative infrastructure, acquire selected healthcare software and service companies and system integration companies and for general corporate purposes.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

         (a)  Exhibits.   The following exhibit is filed with this report:

              27.1 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended October 31, 1996.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         FISHER BUSINESS SYSTEMS, INC.



Dated: December 13, 1996                 By: /s/ Larry Fisher
       ----------------------------         ---------------------------
                                            Larry Fisher, President