Form 10KSB
period 1996-12-31
HALIS INC
filed 1997-04-15
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1996


                         Commission File Number 0-16288


                                   HALIS, INC.
             (Exact name of Registrant as specified in its charter)


                 Georgia                                    58-1366235
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                      Identification No.)


                          9040 Roswell Road, Suite 470
                             Atlanta, Georgia 30350
                                 (770) 641-5555
                    (Address of principal executive offices,
         including zip code, and telephone number, including area code)


Securities registered pursuant to section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X     No
                                              ---       ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Revenues for the fiscal year ended December 31, 1996: $1,925,412

         The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (approximately 12,208,221 shares) on April 7, 1997 was approximately $22,463,000. The aggregate market value was computed by reference to the average of the bid and asked prices of the Common Stock the Nasdaq Bulletin Board on April 7, 1997. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered to be affiliates of the Registrant at that date.

         The number of shares outstanding of the Registrant's Common Stock as of April 7, 1997 was 29,943,021 shares.



                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format (check one):

         Yes            No  X
             ---           ---

                                     PART I

ITEM 1. BUSINESS

GENERAL

         HALIS, Inc. ("HALIS" or the "Company"), based in Atlanta, Georgia, is a publicly traded company and supplier of information technology and services, focusing on the healthcare industry. HALIS currently is implementing a corporate strategy which combines external acquisitions and internal sales growth, including the development of business partner relationships.

         HALIS has offices in Atlanta and Chicago and intends to expand its geographic presence to Florida, Texas, California and the Northeast. The Atlanta operation includes sales, service, and consulting functions, and currently serves as the HALIS national Customer Service Center. The Chicago facility performs healthcare technology-driven services and may serve as the Company's outsourcing center for customers who wish to take advantage of the HALIS technology, but do not wish to operate their own internal systems.

         Utilizing advanced healthcare models and information technology not previously available to the marketplace, HALIS has developed a single program for the healthcare industry. This Healthcare Enterprise System integrates all of the major functions needed by the eight major markets into which HALIS competes. Subsets of or all of the Healthcare Enterprise System can be used by each of these markets and can be combined to provide a complete solution for Integrated Healthcare Delivery Networks. These Networks are being formed by hospitals, clinics, payers, practice management companies, individual practices, and other entities which are involved in the delivery and management of healthcare services.

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

COMPANY BACKGROUND

         The Company was organized in 1979 by Larry Fisher to provide vertical software applications for potential business users of IBM minicomputers. The initial applications provided by the Company consisted principally of business management software directed at a variety of different businesses, including pharmacies, supermarkets and general retail, as well as restaurants. Spurred by the introduction of the IBM Personal Computer, or "PC," the Company developed its own proprietary PC-based business applications software in 1984. At the same time, the Company's previously diffuse marketing approach was restructured to focus on its most successful market niche - the restaurant industry.

         Due to a downturn in its business in 1994, the Company was unable to commit sufficient resources to continue research and development of its products to keep pace in the hospitality market place. As a result, the market was not receptive to its products because the Company's competitors were able to provide enhancements that were being demanded by hospitality customers. In 1995, the Company's Board of Directors concluded that the Company needed a significant shift in its strategic plan to continue in operation. As a consequence, the Company developed a strategy to grow its business through the acquisition of select software companies in the hospitality and healthcare markets. See "--Company Strategy." Pursuant to this strategy, the Company merged with AUBIS Hospitality Systems, Inc. ("AHS"), AUBIS Systems Integration, Inc. ("ASI") and HALIS Software, Inc. ("HSI") in November 1996. The Company made three additional acquisitions in January 1997. See "--Recent Acquisitions."

INDUSTRY BACKGROUND

         The healthcare industry is undergoing change at an unprecedented rate. As a user of healthcare services, most of its people have direct experience with some of these changes. Hospitals are buying physician practices; individual practices are combining their efforts and forming independent practice Associations; Physician Practice Management companies are either buying or managing groups of practices and clinics; and insurance companies are entering many of these markets.

         The implications of these changes are numerous, but one of the key factors in the success of each of these organizations is the availability of information throughout the organization, beginning at the point of service. It is estimated that as many as 90 manual steps are required to service a patient and process a claim generated by an office visit. The process is fraught with error; the physician often does not know all of the patient's history, and if and how much he or she will be paid for the performance of a given service due to the complexities in the benefit plans and management contracts under which the practice operates.

         As a result of the new healthcare environment, management expects significant increases in spending on healthcare technology and related services over the next several years. Historically, the industry has spent approximately two to three percent of its revenues on information technology and services, compared to six to ten percent of revenues for companies in other industries, according to published research reports. Management believes that, over the next several years, spending on healthcare technology and related services will approach the levels experienced by other industries. This trend, combined with the overall growth of the health care industry, is expected by management to yield significant opportunities for companies who deliver information technology products and services to the healthcare market.

         Healthcare delivery costs have increased dramatically in recent years. The growing influence of managed care has resulted in increasing pressure on participants in the healthcare system to contain costs. Accordingly, healthcare systems are migrating toward more managed care reimbursement, including discounted fee for service and capitation. Under capitation, providers are paid a predetermined fee per individual to provide all healthcare services, thereby assuming the potential financial risks of escalating healthcare costs.

         To deliver care in a more cost-effective manner, providers are forming integrated health delivery networks that may include acute-care hospitals, physicians' offices, outpatient clinics, homecare and long-term care facilities. The success of these comprehensive delivery networks is dependent on, among other things, effectively managing and delivering information to caregivers and managers across multiple points of care.

         Traditionally, the hospital information systems market has been the largest segment of healthcare information services. According to industry analysts, in 1995 the healthcare industry spent approximately $10 billion for products and services to support automated information systems, and the growth rate is expected to continue to rise, reaching an expected $28 billion by the year 2000.

         The current market of healthcare and related businesses in the United States is estimated to be more than $1 trillion. International markets provide even greater opportunity. The immediate domestic market potential for the Company's software products and technology services is estimated to be a universe of 3.4 million businesses representing more than $15 billion in annual revenue.

         In addition to this expanding market opportunity, the demand for healthcare information systems is also increasing as hospitals and other providers come under increased pressure to quantify and control their costs. As a result, many providers are spending more on systems which enable them to access such information. According to the 1995 Annual HIMSS/HP Leadership Survey, an industry survey conducted by Hewlett Packard at the Healthcare Information and Management Systems Society conference, 75% of the respondents stated that their information system investments will increase at a rate of 20% or more over the next two years.

         Healthcare information systems are evolving to meet the needs of a changing marketplace. Initially, these systems were financially oriented, focusing on the ability to capture charges and generate patient bills. However, as reimbursement has shifted more toward risk sharing and capitation, providers and payers are seeking to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization. Each of these goals requires the collection, analysis and interpretation of clinical and financial information related to the delivery of healthcare.

        Management believes that the availability of a complete, timely and cost-effective patient focused information system is essential to controlling costs while providing high quality patient care. Source of patient information usually includes a number of different sites. Therefore, current and historical paper records must be made available by computer to all points-of-care. All participants in the delivery network need information systems that can capture data at the point-of-care, communicate data across the continuum of care and process and store large volumes of data necessary for the development of the computer-based longitudinal patient record.

         Information technology in healthcare has historically had a "bottom up" approach. Software applications such as billing, admissions, claims processing, patient registration, medical records, contract management, and others were developed individually using rigid programming techniques. Over time, many of these systems were "interfaced" to each other in order to provide a more complete solution. The piecing together of these disparate applications, however, has caused significant problems in the development, implementation, and enhancement of any or all of these systems. Each time a change is made to one area of the system, many other different programs, normally written by different groups of people, have to be changed to match each other. This process results in long lead times and high cost of both acquisition and on-going utilization and upgrading of the system.

         It is not uncommon for a hospital to have more than 10 different application systems (up to 50 different systems in larger hospitals) installed to perform the functions of admissions, billing, patient registration, insurance processing, internal reporting, laboratory information, pharmacy records, contract management, and eligibility, as well as up to 20 additional applications. A typical software application can cost in excess of $200,000, and the total expenditure for the hospital can be over $5.0 million for software alone. Annual software support can run as much as $600,000 or more, and changes to the software programs create additional charges to the hospital. Physician practices have the same situation on a smaller cost scale, and can spend up to $10,000 or more for the initial software license fees, plus support and customization.

         There are estimated to be approximately 120 million combinations of computer instructions required to perform today's healthcare industry and enterprise-wide applications. Using traditional "hard coding" of computer instructions, this simply cannot practically be done. Therefore, most systems in the market today have difficulty producing the total solution that the changing healthcare environment demands. Traditional programming techniques do not offer a quality, cost effective path to the future for today's customers.

THE HALIS HEALTHCARE ENTERPRISE SYSTEM

         HALIS has developed an advanced and modern healthcare information model and a single program for the healthcare industry, the HALIS Healthcare Enterprise System. Using superior healthcare information models and advanced database techniques, HALIS offers a totally integrated, not interfaced, top down approach to healthcare information systems. The HALIS Healthcare Enterprise System can be used in its entirety for an Integrated Healthcare Delivery Network, or subsets can be used for clinics, hospitals, practices, payers, long term care facilities, laboratories, pharmacies, and home healthcare.

         In addition, HALIS' system is telemedicine-ready for remote capabilities. HALIS has eliminated more than 90% of the programming effort and duplicity that other systems have required by placing most of the program logic into its multi-media object database. Instead of literally thousands of "if/then" programming statements for each healthcare event, which require significant personnel and computer time to execute, the HALIS system directly locates the relevant mathematical and decision operations and relationships in the database. In addition, the HALIS system is designed to allow the user to update most items in the database directly, virtually eliminating the user's dependence on the software supplier to make such changes. In addition, the single HALIS system eliminates the need for redundant data found in all other systems. It is estimated that more than half, and possibly up to 80% of the information used by each individual software application is the same as required by every other application in the system. The HALIS philosophy utilizes the relational data-base concept to eliminate this redundancy and streamlines the development, enhancement and operational process dramatically.

         The HALIS technology provides a new level of economies in the production and maintenance of healthcare systems. HALIS systems are being sold at over 50% less than competitive systems, with a huge corresponding reduction in maintenance and support costs. HALIS' cost to continue to provide new features and functions to its system will be substantially below today's market costs, since there is only one system to modify, not up to 10 or more disparate systems. HALIS will use state-of-the-art technology such as videoconferencing and the Internet to deliver training and product support sales support and customer service. Each of these techniques is designed to improve user satisfaction while lowering cost.

         In 1997, HALIS will focus on four of the eight primary markets it expects to penetrate: physician practices, including individual, group and combinations; hospitals; clinics; and payers. The HALIS Practice Management System is installed in the field, and is being sold today to practices, practice management organizations, clinics and hospitals. The HALIS Payer System is installed in a pilot site and is expected to be ready for general release before the end of 1997. The HALIS Hospital and Clinic Systems are both currently being sold as pilots and are expected to be ready for general release by the end of 1997. A pilot site is a customer who acknowledges that while the particular HALIS system being offered is theoretically complete, it must be field tested in an operational environment, where additional features may be added to further enhance its usability.

         The HALIS Healthcare Enterprise System was developed by the Company through the healthcare prototype licensed from Paul Harrison Enterprises, Inc. ("PHE"). In November 1996, the Company entered into a perpetual, non-exclusive transferable license to utilize proprietary technology known as MERAD ("MERAD") owned by PHE for a license fee of 10% of gross revenues generated from MERAD and any derivatives thereof by the Company or any of its affiliates. In July 1995, PHE acquired from Paul Harrison, the Chairman of the Board and Chief Executive Officer of the Company, certain algorithms and concepts for the creation of an advanced artificially intelligent software tool called "MERAD." MERAD is a tool that is utilized to develop application software. Through the use of artificial intelligence, MERAD can substantially decrease the development time necessary to create and debug application software. The Company uses MERAD to develop its medical practice software.

         HALIS MEDICAL PRACTICE SYSTEM

         The HALIS Medical Practice System is multimedia-ready and open database compliant (ODBC-SQL Relational), which enables users to add day-to-day changes in patient data, billing criteria, and quality management in one system. The principal benefits of the medical practice system include (i) centralization of patient data, (ii) coverage verification, and (iii) increased collections and lower billing costs. Applications provided include registration, medical records, patient encounters, billing, managed care, reports and system support.

         HEALTHCARE ENTERPRISE SYSTEM

         The Company's Healthcare Enterprise System ("HES") uses a fifth generation database system that manages data through its integrated multimedia-object and SQL-relational databases. The HES technology platform consists of five major integrated parts: the graphical end-user interface; the program object processor; the multimedia object database; the SQL relational and open database driver; and the communications network manager.

         HES provides a direct connection between the consumer or end-user and the ready-to-use database driven system. Program data and instruction can be added in an automated manner without traditional programming knowledge. Currently, competing software technology and the healthcare industry requires technical expertise to connect data and processing instructions to a running program.

         HES's ability to respond to conditions and changes makes it appealing to healthcare industry participants. HES can handle over 100 million conditions on a single computer workstation by processing database instructions through reusable formulas. Programmer coded instructions or computer generated coded instructions often exceed the computer workstation capacity. Therefore, in industries such as healthcare, many of the conditions and processing needs are not included in the currently available commercial systems, and most of the processing is inaccurate and must be handled manually. Alternatively, HES can handle all the processing conditions and needs of healthcare and other database information intensive industries.

COMPANY STRATEGY

         The Company has focused on the point-of-service system business in the healthcare industry (physician practices, MSO's and other managed care organizations) and is expanding to larger markets such as hospitals. Management believes that the Company is well positioned to produce new software products for special segments of the healthcare market using HES and its industry knowledge obtained from HSI personnel. Management believes that the cost to produce and support all of the Company's products will be less than other companies in the marketplace due to the flexibility of the Company's technology and the fact that the Company has no "legacy" systems to maintain, enhance, or otherwise invest in. Management believes that the flexibility of the Company's healthcare software will allow the Company to keep up with the user's demands for updates to health plan changes, management contract revisions, availability of new pharmaceutical products, and changes in managed care-driven plans and practices.

         The Company's strategy is to use its software technology to produce lower cost applications software without compromising margins, to provide full service to augment its software products, and to build superior distribution channels, consolidating healthcare information systems distribution and service companies into the Company as independent business units, and through supplying distribution companies with the Company's superior healthcare software products. The Company will manage its operations through its corporate headquarters in Atlanta, Georgia and strategically located regional offices that can be managed as profit and loss centers and that can focus on sales and service in different geographical areas.

         The Company's strategic plan is a significant shift in the Company's past business direction. As a result of the acquisitions of AHS, ASI and HSI in November 1996 (see "--Recent Acquisitions"), the Company anticipates positioning itself to capture a portion of the healthcare information systems network and integration markets. There can be no assurance, however, that the Company will be successful in this endeavor or that it will be able to achieve or sustain profitability in the future.

         The Company offers current and prospective customers a complete solution to their healthcare information needs. The Company will be able to deliver integrated software to virtually every healthcare market segment including medical practices, home health agencies, hospitals, clinics, long-term care, labs, pharmacies and payers.

         The Company will be able to offer a wide array of healthcare software through its advanced database technology. The advanced database technology of HES will enable the Company to market new software by adding a new market-specific healthcare database to the reusable advanced database technology. Most companies have had to build or buy each system separately for each market segment, which has created a mass of fragmented systems for the healthcare industry.

         The Company will address the healthcare systems industry's needs by automating the production and maintenance of software for all healthcare market segments through its own version of an automated factory based on the advanced database technology. Several competitors have attempted to create one technology to build software for multiple healthcare segments but have had limited success. The Company believes that the advanced database technology will be instrumental in automating and integrating the healthcare industry's information cycle.

         In addition to providing a set of integrated software products, the Company will deliver a complete solution to healthcare organizations through its ability to implement customized computer hardware, networks, and other complimentary services through its systems integration and outsourcing groups.

         The Company believes that it will have an advantage over its competitors because its products' "engines" -- the integrated health software products and its information technology core -- are expected to be effective in keeping pace with the ongoing changes in healthcare. Many competitors currently have fragmented, inflexible healthcare software. The Company believes that a systems integration project can succeed only if the core software foundation meets the needs of the healthcare customer and the ongoing market changes. The Company believes that the advanced database technology addresses the information needs of healthcare companies.

         In addition to providing an improved healthcare systems solution, the Company plans to use an aggressive acquisition strategy. The Company generally focuses on acquisitions that expand its distribution and service capabilities, and will be able to market internally generated software products based on one common advanced database technology. This strategy will assist the Company in delivering integrated systems to the healthcare markets.

         HALIS will utilize business partners, in addition to its acquired independent business units, to facilitate entry into certain markets and to increase its geographic presence in key areas of the United States. Presently, HALIS is pursuing a business relationship with a "big six" accounting firm, which has conducted a preliminary review of the HALIS products and is currently recommending HALIS to certain of its healthcare clients that are reviewing software systems. In addition, through its acquisition of The Compass Group, Inc., an Atlanta based consulting firm, HALIS is a Global Alliance Partner with Geac (formerly Dun & Bradstreet Software). HALIS is currently pursuing the expansion of its relationship with Geac at a corporate and regional level. The Company has recently been selected as a Geac global alliance partner for healthcare, and is working with Geac sales and marketing management to identify Geac customers who are prospects for the Company's software and services. The Company is also negotiating with other prospective HALIS business partners.

         HALIS acquisitions will typically be healthcare technology service companies (as opposed to product producing companies). HALIS will convert the "service only" oriented companies to technology-driven companies to increase market share and value. These companies must project a positive cash flow within the first year following acquisition in order to be candidates for acquisition. HALIS intends to use its stock for these acquisitions and infuse cash only when growing the companies. This model has been followed for the initial acquisitions. HALIS typically pays between one and two times annual revenues for an acquisition, deducting from the purchase price any debt.

         The acquired companies will be operated as independent business units ("IBU"), with HALIS serving as the managing entity and providing its HALIS software for sale by each IBU. Each IBU will continue to pursue its current business interests, while integrating the HALIS products and services to augment its revenue and profit stream. In addition, certain IBU's may be focused on a specific market segment, which will provide leverage for HALIS' entry into that segment in a more timely manner.

         HALIS will endeavor to keep its corporate overhead costs low, while maintaining sufficient staff to implement the business plan and manage holding company activities such as research and development and customer services. It is currently planned that each IBU will contribute a very small percentage of its revenues to HALIS in exchange for the HALIS management services, and HALIS will have its own corporate sales force to supplement IBU's and business partners, which will focus on the larger sales and business development transactions. During 1997, HALIS intends to implement several pilot sites for its Hospital, Clinic, and Payer systems, while selling its Practice Management System product to individual and group practices, practice management companies, hospital, clinics, and other entities which own or manage practices. Each IBU will receive training on the HALIS products and services and begin to integrate them into its own operations.

         While the Company believes the strategic plan that it is undertaking will be successful and in the best interest of the Company, no assurances can be given that the Company indeed will be successful and that shareholder value will be enhanced. Risk factors include, among others, (i) timely completion of modifications and enhancements of the Company's healthcare products, (ii) continued working capital availability while such products are being developed,
(iii) continued availability of Messrs. Fisher and Harrison (each is subject to a three year employment agreement), (iv) acceptance of the Company's products by customers in the healthcare market, and (v) availability of capital for working capital and acquisitions over the next 12 to 24 months.

RECENT ACQUISITIONS

         In November 1996, the Company merged AUBIS Hospitality Systems, Inc. ("AHS") and AUBIS Systems Integration, Inc. ("ASI"), each a wholly-owned subsidiary of AUBIS, L.L.C. ("AUBIS"), with and into two wholly-owned subsidiaries of the Company. In connection therewith, AUBIS received 10,000,000 shares of Common Stock of the Company. AHS and ASI are suppliers of network integration products and services to the healthcare and a variety of other industries.

         ASI has provided value added computer services, network solutions, connectivity solutions and system integration, principally to Atlanta area businesses, since 1985. Its trained technical staff has experience in computer system integration, network configuration and network implementation. ASI has certified network engineers on staff for LAN and WAN network services. ASI sells, services and supports many major brands of computers, peripherals and networks. ASI support services include onsite hardware maintenance as well as network support programs. ASI offers a local area network design and installation, wide area network design and installation, cable plant design, installation and management, network management systems and network trouble shooting, protocol debugging and performance analysis.

         In November 1996, the Company also acquired HALIS Software, Inc. ("HSI"), a wholly-owned subsidiary of HALIS, L.L.C. In connection therewith, HALIS, L.L.C. received 5,000,000 shares of Common Stock of the Company. HSI is a supplier of healthcare systems to managed healthcare markets and to medical practices and related point of service markets. HSI represents an alternative information system for today's dynamic healthcare environment. The HSI application software provides a comprehensive system solution to two primary groups, medical practices and managed care organizations

         In January 1997, the Company acquired The Compass Group, Inc., a software consulting company ("Compass"). In connection therewith, Debra York, the sole shareholder of Compass, was issued an aggregate of 350,000 shares of the Company's Common Stock and Compass became a wholly-owned subsidiary of the Company (the "Compass Subsidiary"). In addition, the Merger Agreement provides for the issuance of additional shares of the Company's Common Stock at a future date if certain financial targets are achieved for the year ending December 31, 1997.

         In connection with the Compass merger, the Compass Subsidiary entered into an employment agreement with Ms. York providing for the employment of Ms. York as President of the Compass Subsidiary for a term of two years at an annual base salary of $120,000. In addition, in connection with the consummation of the Merger, the Company granted to Ms. York non-qualified options to purchase 85,000 shares of the Company's Common Stock at an option price of $2.00 per share. The options granted to Ms. York are fully exercisable and expire January 10, 2007.

         In January 1997, the Company also acquired Software Manufacturing Group, Inc., a developer and seller of practice management systems for orthodontists ("SMG"). In connection therewith, the SMG shareholders were issued an aggregate of 3,072,000 shares of Common Stock and SMG became a wholly-owned subsidiary of the Company (the "SMG Subsidiary"). In addition, the Merger Agreement provides for the issuance of additional shares of Common Stock at a future date if certain financial targets are achieved for the year ending December 31, 1997.

         In connection with the SMG merger, the SMG Subsidiary entered into an employment agreement with Charles Cone, Jr. providing for the employment of Mr. Cone as President of the SMG Subsidiary for a term of two years at an annual base salary of $192,000 plus incentive compensation determined in accordance with the provisions of his Employment Agreement.

         In January 1997, the Company also acquired American Benefit Administrative Services, Inc. ("ABAS") and Third Party Administrators, Inc. ("TPA"), which provide third party administrative services for healthcare plans of large and small companies throughout the United States. In connection therewith, the ABAS and TPA shareholders were issued an aggregate of 1,875,000 shares of Common Stock and ABAS and TPA became a wholly-owned subsidiary of the Company (the "ABAS/TPA Subsidiary").

         Upon consummation of the ABAS and TPA mergers, the ABAS/TPA Subsidiary entered into an Employment Agreement with Philip E. Spicer providing for the employment of Mr. Spicer as President and a director of the ABAS/TPA Subsidiary for a term of three years following the consummation of the mergers (subject to extension in accordance with the terms of the Employment Agreement). The Employment Agreement provides for Mr. Spicer to receive an annual base salary of $200,000 plus incentive compensation determined in accordance with the terms of Mr. Spicer's Employment Agreement. In addition, Mr. Spicer will receive a $100,000 signing bonus, payable in two installments with $50,000 due upon execution of his Employment Agreement and the remainder due on or before July 1, 1997. In addition, the Company granted to Mr. Spicer non-qualified options to purchase 1,250,000 shares of common stock at an option price of $2.00 per share. The options granted to Mr. Spicer are fully exercisable and expire on the tenth anniversary of the date of issuance. Mr. Spicer's Employment Agreement also provides for certain payments to be made to Mr. Spicer in the event he is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary.

         Upon consummation of the ABAS and TPA mergers, the ABAS/TPA Subsidiary also entered into an Employment Agreement with Patricia M. Toledano providing for the employment of Ms. Toledano as Vice President and a director of the ABAS/TPA Subsidiary for a term of three years following the consummation of the mergers (subject to extension in accordance with the terms of the Employment Agreement). The Employment Agreement provides for Ms. Toledano to receive an annual base salary of $77,000 plus incentive compensation determined in accordance with the terms of Ms. Toledano's Employment Agreement. In addition, the Company granted to Ms. Toledano non-qualified options to purchase 100,000 shares of common stock at an option price of $2.00 per share. The options granted to Ms. Toledano are fully exercisable and expire on the tenth anniversary of the date of issuance. Ms. Toledano's Employment Agreement also provides for certain payments to be made to Ms. Toledano in the event she is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary.

CUSTOMERS

         The Company's customers are expected to include numerous healthcare industry participants located throughout the United States, including provider groups and managed care organizations.

COMPETITION

         The Company believes that the principal competitive factors in the healthcare information market are the breadth and quality of system and product offerings, access to proprietary data, the proprietary nature of methodologies and technical resources, price and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information companies anticipate and respond to the evolving healthcare industry structure and identify unmet information needs is an important competitive factor. The Company believes that, with adequate capital, it will be able to compete favorably with respect to each of these factors.

         The market for healthcare information products and services is intensely competitive. Competitors vary in size and in the scope and breadth of products and services offered, and the Company competes with different companies in each of its target markets. Many of the Company's competitors, such as HBO & Company, have significantly greater financial, technical, product development and marketing resources than the Company.

         The Company's potential competitors include specialty healthcare information companies, healthcare information system and software vendors and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts.

PROPRIETARY RIGHTS

         The Company's success and ability to compete is dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technology leadership position. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company generally enters into confidentiality or license agreements with its employees, consultants and customers and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts the use by the customer of the Company's software and does not permit the re-sale, sublicense or other transfer of such software, there can be no assurance that unauthorized use of the Company's technology will not occur.

         Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

         Certain technology used in conjunction with the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses usually require the Company to pay royalties and fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms or at all.

         In the future, the Company may receive notices claiming that it is infringing on the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve.

EMPLOYEES

         As of April 1, 1997, the Company had approximately 82 full-time employees, including two in senior management. The Company also utilizes contract personnel for support services, installations of Company systems and programming. None of the Company's employees is subject to a collective bargaining agreement, and the Company considers its employee relations to be good.

         The Company's future operating results depend in significant part upon the continued service of its key technical, consulting and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced difficulty recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. The Company actively recruits qualified product development, consulting and sales and marketing personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

FORWARD-LOOKING STATEMENTS

         This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's headquarters is located in 4,000 square feet of office space at 9040 Roswell Road, Atlanta, Georgia. This facility is leased pursuant to a 55-month lease at a monthly rental of $6,223. The Company also leases additional space in the greater Atlanta area (approximately 15,000 square feet in four separate offices) and in Chicago (approximately 10,000 square feet).

ITEM 3. LEGAL PROCEEDINGS.

         In February 1997, a complaint styled Advanced Custom Computer Solutions, Inc., Wayne W. Surman and Charlotte Surman v. Fisher Business Systems, Inc., HALIS, Inc., Larry Fisher, Paul W. Harrison and Nathan I. Lipson, was filed in the State Court of Fulton County, Georgia. The complaint alleges, among other things, breach of contract in connection with the termination by the Company of its merger agreement with Advanced Custom Computer Solutions, Inc. ("ACCS"), which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company. The complaint seeks damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. On March 6, 1997, the defendants filed an answer denying liability and a counterclaim against Wayne and Charlotte Surman alleging that they made intentional misrepresentations and concealed material facts for the purpose of inducing the Company to pursue a merger with ACCS. On March 6, 1997, HALIS Software, Inc., moved the Court for permission to intervene in the case to assert a counterclaim against ACCS. That motion was granted on March 26, 1997, and on March 28, 1997, HALIS Software, Inc., filed a counterclaim alleging that ACCS breached the terms of its Marketing and Licensing Agreement with HALIS Software, Inc. There can be no assurance that the Company will be successful in its defense of this lawsuit or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

         In August 1995, the Company entered into a Finder's Fee Agreement with Penny Sellers, pursuant to which the Company agreed to pay Ms. Sellers a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company in respect of transactions introduced to the Company by Ms. Sellers. The compensation payable to Ms. Sellers pursuant to the Finder's Fee Agreement is limited to $500,000. In late August 1995, Ms. Sellers introduced the Company to the principals of AUBIS, L.L.C. ("AUBIS"). To date, the Company has paid $19,350 to Ms. Sellers, which represents 10% of the investment made by the principals of AUBIS in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

         Ms. Sellers has claimed that the entirety of a convertible notes offering completed in 1996 (in which an aggregate of $1,470,000 was raised by the Company) would not have been successful but for her introduction of the AUBIS principals to the Company. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all future capital funding raised by the Company (up to the $500,000 maximum compensation). In this regard, the Company has recently completed a private placement which raised gross proceeds of approximately $2.0 million. Finally, Ms. Sellers has made a claim for 10% of the value of AHS, ASI and HSI, which were acquired by the Company in November 1996. Ms. Sellers has not filed suit with respect to these claims. Management of the Company believes that these claims are outside the scope of the Finder's Fee Agreement and intends vigorously to contest them. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 18, 1996, the Company held its 1996 Annual Meeting of Shareholders. At the meeting, the Company's shareholders approved an amendment to the Articles of Incorporation of the Company to increase the number of authorized shares of Common Stock from 10,000,000 shares to 100,000,000 shares. The number of votes cast in favor of the amendment was 5,956,457 shares and the number of those cast against the amendment was 40 shares. There were no abstentions.

         In addition, the Company's shareholders approved a proposal to ratify the merger of AUBIS Hospitality Systems, Inc. and AUBIS Systems Integration, Inc. with and into two wholly owned subsidiaries of the Company; the acquisition of HALIS Software, Inc.; and the merger of Advanced Custom Computer Solutions, Inc. with and into a wholly owned subsidiary of the Company. The number of votes cast in favor of the ratification of these transactions was 5,956,497 shares. There were no votes cast against the ratification of these transactions and no abstentions.

         The following persons were elected to serve on the Company's Board of
Directors: Paul W. Harrison, Larry Fisher, Jeffrey C. Brenner and Nate Lipson. The number of votes cast for the election of each of the directors was 5,956,497 shares. There were no votes cast against any of the directors and no abstentions.

         Also, the Company's shareholders approved the adoption of the 1996 Stock Option Plan of the Company. The number of votes cast in favor of the Plan was 5,956,057 shares. There were no votes cast against the Plan. There were 440 abstentions.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On October 30, 1992, the Company's Common Stock ceased quotation on the Nasdaq Small Cap Market. Price information on the Company's Common Stock is now available on the Nasdaq "Bulletin Board." The trading symbol for the Common Stock is "HLIS."

         As of March 17, 1997, there were approximately 188 holders of record of the Company's Common Stock; however, the Company believes that there are more than 300 beneficial owners of its Common Stock.

         The Company has not paid any dividends and does not expect to do so in the foreseeable future. Although the payment of dividends rests with the discretion of the Board of Directors, the Company intends to employ its earnings, if any, to finance its ongoing operations and to further develop its business.

         Recent Sales of Unregistered Securities. From February 15, 1996 to September 5, 1996, the Company issued an aggregate of $1,506,000 of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"). Of this amount, $36,000 of Notes were issued as consideration for finders fees. Interest on the Notes is payable quarterly by the Company and the principal thereof (plus any accrued interest) may, at the option of the holder, be converted into shares of Common Stock of the Company at a conversion price of $1.00 per share. Any such conversion must be made on or before January 15, 1998.

         On November 19, 1996, the Company issued 10,000,000 shares of Common Stock to AUBIS, L.L.C. in connection with the merger of AHS and ASI with and into two wholly-owned subsidiaries of the Company.

         On November 19, 1996, the Company also issued 5,000,000 shares of Common Stock to Healthcare Technology Investments, L.L.C. (formerly, HALIS, L.L.C.) in connection with the acquisition by the Company of HSI.

         On November 19, 1996 and on December 31, 1996, the Company issued an aggregate of 1,516,975 shares of Common Stock and 657,356 Warrants, resulting in proceeds of $1,820,370. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.75 per share. Warrants are exercisable for a period expiring on December 31, 1999. The securities were sold on behalf of the Company by Attkisson, Carter & Akers Incorporated (the "Placement Agent"), who received a commission of 8.0% of the sales price of each share sold in the offering, plus one Warrant to purchase shares of Common Stock for each ten (10) shares of Common Stock sold in the offering. Commissions totaling $145,630 were paid to the Placement Agent and warrants to purchase 151,698 shares of Common Stock were issued to the Placement Agent in 1996.

         The issuance of securities described above were made in reliance on the exemption from registration provided by Section 3(b) and/or 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. Except as described above, no underwriter was involved in the transactions and no commissions were paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the consolidated financial statements of HALIS, Inc. and subsidiaries contained elsewhere herein. As a result of the acquisitions of AHS, ASI and HSI in November 1996, which acquisitions were accounted for as a "reverse acquisition," the financial statements of the Company are the financial statements of the "accounting entity," consisting of AHS, ASI and HSI. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of the Company in exchange for the issuance of Company common stock outstanding before the transaction. As a result, the Company's results of operations for the years ended December 31, 1996 and 1995 consist of the operations of AHS, ASI and HSI for the entire years and the operations of HALIS, Inc. from November 19, 1996 to December 31, 1996.

FINANCIAL CONDITION

         Total assets increased $492,521 or 76% during the year ended December 31, 1996, due primarily to an increase in cash of $591,338. The increase in cash results from proceeds of a private placement of Common Stock and Warrants in the fourth quarter of 1996, and the sale of convertible promissory notes earlier in the year. See "- Liquidity and Capital Resources."

         Total liabilities increased $1,748,101, due primarily to the issuance of $1,506,000 in convertible promissory notes. At December 31, 1996, the Company had a working capital deficit of $925,614. The Company's current liabilities include accounts payable and accrued expenses of $984,444, including accrued severance payable to a former officer of HSI ($138,000),and notes payable totalling $354,000, the proceeds of which were utilized to fund operations, and payroll and sales tax payable of $366,405. Payroll and sales taxes payable at December 31, 1996, consisted primarily of sales and use taxes for the State of Georgia. The Company is in the process of negotiating an agreement with the Georgia Department of Revenue which will call for regular monthly payments. In January 1997, the Company paid all trust fund taxes owed relative to its federal payroll tax liability.

         As a result of the Company's working capital deficit, coupled with the fact that the Company has sustained losses from operations since inception, the Company's independent certified public accountants have included a paragraph in their audit report accompanying the Company's financial statements regarding the uncertainties surrounding the Company's ability to continue as a going concern. Until such time as the Company's healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of the Company, operations will be financed, in part, from outside sources. See "- Liquidity and Capital Resources." The Company also intends to implement certain cost containment measures.

RESULTS OF OPERATIONS

         Revenues, which consist of system sales and services, declined 53.7% from $3,582,896 for the year ended December 31, 1995 ("fiscal 1995") to $1,925,412 for the year ended December 31, 1996 ("fiscal 1996"), primarily due to the termination on December 31, 1995 of a distribution agreement with a significant supplier of AHS and the subsequent withdrawal by AHS from the hospitality business. This business line accounted for approximately $1.75 million, or 48.8%, of the Company's revenue for fiscal 1995. To offset this anticipated loss of revenue, AHS had attempted to increase its sales efforts with respect to selling its other product lines in the fast food segment of the market and attempted during the first quarter of 1996 to sell the Fisher Restaurant Management System(R) in the fine dining segment of the market. In March 1996, AHS made a strategic decision to discontinue the resale of third party products by AHS in the hospitality market, and the related support services provided by AHS to the customers thereof. This line of business accounted for approximately $1.9 million of the Company's revenues in 1995, or 53.0% of total revenues.

         During fiscal 1996, AHS experienced a severe cash drain caused by the loss of its previously referenced product line and slower than expected sales of its other products. This caused management to reevaluate the focus of AHS' business, which has been primarily directed to small independent restaurant operators that require a substantial staff to provide support services. In the second quarter of 1996, management redirected the focus of AHS and, in anticipation of the merger of AHS into the Company, decided to direct its resources to providing software and systems integration services to the healthcare market through ASI and its relationships with the Company and HSI.

         In addition, during fiscal 1996, revenues from HSI decreased by $263,616, primarily as a result of its decision to terminate the Partners in Prevention Program and the Managed Care Guide. HSI's major customer for the Partners In Prevention(TM) program had been Prudential Health Care Systems of Georgia ("Prudential"). Prudential notified HSI in mid-1996 that it did not intend to honor the balance of its contract, which had two years remaining. Prudential is not honoring the balance of its contract for two reasons. First, the Partners in Prevention Program was inadequate to meet Prudential's needs. Second, Prudential has decided to cancel the project that utilizes Partners in Prevention. Lost revenues to HSI as a result of the termination of the contract by Prudential is approximately $270,000.

         The major client for the Managed Care Guide(TM) has been Hoechst Marion Roussel ("HMR"), an international pharmaceutical company. A contract is currently in force with HMR that provides HMR a right of first refusal to distribute the Managed Care Guide(TM) in all major markets in the United States. The impact upon HSI of HMR's right of first refusal concerning the Managed Care Guide on a historical basis has been immaterial. HSI has not focused on the Managed Care Guide as a product in itself and only plans to incorporate the generic information used to produce the Guide. HSI did not expect to generate revenues from the Managed Care Guide as a separate product.

         The projected impact HMR will have on HSI in general is negligible because HSI does not plan to market the Managed Care Guide as a product in itself. HSI plans to only use generic information (public domain type of information) available to incorporate in the HALIS Healthcare Enterprise System. In addition, HSI believes that HMR will not exercise its right of first refusal and would allow HSI to distribute (if HSI chose to do so) the Managed Care Guide through other organizations. If HMR does exercise its right of first refusal, HSI will receive revenues it would otherwise not generate on its own.

         No other contracts contain unilateral customer cancellation features.

         The Company's management has been encouraged by the initial marketplace response to its HES product, as evidenced by four executed contracts for pilot sales during the first quarter of 1997. Sales of the HES product accounted for revenues of only $67,615 in fiscal 1996, as it was still in the development stage for most of 1996. The Company will follow a strategy of carefully selecting a limited number of pilot sites and subjecting the software to extensive field use in selected markets prior to officially launching the product. For that reason, revenues recognized from the HES product in 1997 will be minimal, but are expected to be more significant in 1998 and beyond.

         Selling, general and administrative expenses increased 15.3% from $1,249,790 in fiscal 1995 to $1,441,572 in fiscal 1996. Although the Company reduced operating expenses in the ASI and AHS operating units to compensate for the loss of business addressed above, significant financial resources were invested in the development of the HALIS Healthcare Enterprise System ($561,694), and the staffing of a senior corporate management team ($295,676). Additionally, the Company made the decision to merge ProHealth Solutions into HSI in March of 1996. ProHealth Solutions had developed a database program called Partners in Prevention, as well as the Managed Care Guide. Management decided in early 1996 that neither product had marketplace viability as stand-alone offerings. ProHealth's operating expenses for 1996, prior to being merged into HSI, were $129,109.

         Other expenses in fiscal 1996 include interest expense of $67,613 related to the Company's convertible promissory notes and other notes payable, as well as interest on the Company's sales and use tax liabilities. Other expenses also include merger costs of $378,588 incurred primarily in connection with the reverse acquisition of the Company by AHS, ASI and HSI during the year.

         As a consequence of the decrease in revenues during fiscal 1996, coupled with the increase in selling, general and administrative and other expenses during the year (both in absolute terms and as a percentage of revenue), the Company incurred a net loss of $1,989,824 or $0.12 per share for fiscal 1996. This compares to a net loss of $372,938 for fiscal 1995.

         Management believes that the January 1997 acquisitions of Compass, SMG and ABAS/TPA (see "Business - Recent Acquisitions"), help to position the Company to capitalize on the HES product as it is introduced into the various healthcare marketplaces during 1997 and 1998. ABAS, for example, will utilize the HES product in its current healthcare administration business, and will serve what the Company believes will be a substantial market of clients who wish to take advantage of this new technology, but would prefer a transaction fee arrangement, rather than in-house implementation. SMG will continue to market its existing software product to the orthodontics market, and will utilize its sales force to introduce the HES product into the southeastern region of the U.S. Compass will continue to provide technical electronic data processing consulting to a variety of businesses and will, in addition, assist in the development of Business Partner relationships for the marketing of the HES product. Management's acquisition strategy is to grow the business by adding independent business units which will project a positive cash-flow within the first year following acquisition. See "Business - Company Strategy."

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1996, operating activities used $1,998,807 in cash, primarily due to a net loss of $1,989,696 for the year. The net loss stemmed primarily from the development expenses associated with the HES product ($687,948 of which were charged to expense and $160,995 of which were capitalized), the revenue decline at AHS and HSI discussed in "- Results of Operations" and costs associated with the merger with AHS, ASI and HSI in November 1996.

         During fiscal 1996, investing activities provided $1,157,514, primarily from advances from the Company to AHS, ASI and HSI prior to November 1996 and the Company's cash on hand at the time of closing the AHS, ASI and HSI acquisitions. The source of this cash was the proceeds of $1,506,000 in convertible promissory notes issued in 1996. See discussion below.

         Financing activities during fiscal 1996 provided $1,431,631, primarily the result of $1,398,819 in proceeds from the issuance of stock in the fourth quarter of 1996.

         In September 1996, the Company completed an offering of $1,506,000 of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"). Interest on the Notes is payable quarterly by the Company and the principal thereof (plus any accrued interest) may, at the option of the holder, be converted into shares of Common Stock at a conversion price of $1.00 per share. Any such conversion must be made on or before January 15, 1998. Approximately $1,165,007 of the proceeds of this offering were advanced to AHS, ASI and HSI to support their operations (which advances were accounted for as notes receivable from affiliates), while the balance of the proceeds from the sale of the Notes were utilized to expand the Company's sales and marketing capabilities. The advances to AHS, ASI and HSI were converted to equity upon the acquisition of these companies in November 1996.

         In January 1997, the Company completed a private placement of 1,684,975 shares of Common Stock and 730,156 Warrants, resulting in net proceeds to the Company of approximately $1.8 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, enhance its software products, support the growth of its administrative infrastructure, to fund expenses related to the acquisition of selected healthcare software, service and system integration companies and for general corporate purposes.

         Until such time as the Company's healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of the Company, operations will be financed, in part, from outside sources. The Company has engaged Attkisson, Carter & Akers Incorporated, a licensed broker-dealer (the "Placement Agent"), to offer and sell, on a best-efforts basis, up to 2,000,000 shares of Common Stock at a price of $1.50 per share. For each three
(3) shares of Common Stock sold in the offering, the Company will also issue a warrant to purchase one share of Common Stock (up to a maximum of 666,667 warrants), exercisable at a price of $1.75 per share. Proceeds from the offering will be utilized by the Company to expand the Company's sales and marketing efforts, expand the Company's services infrastructure, fund expenses related to the acquisition of selected healthcare software, service and systems integration companies and for general corporate purposes. As of April 11, 1997, the Company had issued 600,000 shares of Common Stock and 260,001 Warrants in the offering (including 60,000 Warrants issued to the Placement Agent), resulting in net proceeds to the Company of approximately $810,000.

         The Company will likely require additional capital or other financing after the completion of this offering to finance its operations and continued growth, particularly if less than all of the shares offered thereby are sold. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

         The Company is in negotiations with a former employee of HSI with respect to the amount of severence owed by HSI pursuant to the employee's employment contract. The parties have reached a preliminary agreement on a settlement of $138,000 (which amount had been accrued by the Company at December 31, 1996), with $50,000 payable in installments through July 1997 and a lump sum payment of $88,000 due August 1, 1997. The lump sum amount may, under certain conditions, be paid in stock of the Company. There can be no assurrance, however, that a settlement of this matter will be obtained or, if obtained, will be on the terms described above.

         No provision has been made in the financial statements for any settlements or judgments relating to either of the matters discussed in "Item 3. Legal Proceedings." In the event of a material judgment or settlement resulting from either of these matters, the Company would experience an adverse effect on its liquidity. Additionally, all agreements to date for the HES product have been for pilot sites and have contingencies. In the event that the pilot testing identifies substantive modifications to the product which are mandatory for marketplace feasibility, additional development costs and/or delays in launching the product could have a material adverse effect on liquidity.

INFLATION

         The Company is affected by inflation through increased personnel costs and other selling, general and administrative expenses. Hardware costs have generally declined, and this trend is expected to continue.

ITEM 7. FINANCIAL STATEMENTS.

The following financial statements and reports thereon are filed with this report:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheet - December 31, 1996

         Consolidated Statement of Operations for the year ended December 31, 1996 and Combined Statement of Operations of the Predecessor for the year ended December 31, 1995

         Consolidated Statement of Stockholders' Deficit for the year ended
          December 31, 1996 and Combined Statement of Stockholders' Deficit of the Predecessor for the year ended December 31, 1995


         Consolidated Statement of Cash Flows for the year ended December 31,
          1996 and Combined Statement of Cash Flows of the Predecessor for the year ended December 31, 1995

         Notes to Consolidated and Combined Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
   of HALIS, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of HALIS, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1996. We have also audited the combined statements of operations, stockholders' deficit and cash flows of AUBIS Hospitality Systems, Inc. and Subsidiaries, AUBIS Systems Integration, Inc., HALIS Software, Inc., and ProHealth Solutions, Inc., [collectively, the Predecessor], for the year ended December 31, 1995. These consolidated financial statements and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and combined financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements and the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HALIS, Inc. and Subsidiaries as of December 31, 1996 and the Predecessor as of December 31, 1995 and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, HALIS, Inc. was involved in a business combination with the Predecessor that has been accounted for as a reverse acquisition in which the Predecessor is treated as the acquirer for accounting purposes; accordingly, the financial statements for periods prior to November 19, 1996 are the combined financial statements of the Predecessor.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the Company has had recurring losses, a working capital deficit and a capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Habif, Arogeti & Wynne, P.C.

Atlanta, Georgia

March 7, 1997, except for Notes C and J, as to which the date is March 31, 1997

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996



                                     ASSETS


Current assets
--------------
     Cash                                                             $  719,989
     Receivables, less allowance for possible losses
         of $39,027                                                       45,003
     Current portion of receivables - related party                       13,285
     Inventories                                                          10,178
     Other current assets                                                  9,886
                                                                      ----------

         Total current assets                                            798,341
                                                                      ----------

Property and equipment, at cost
----------------------
     Computer equipment                                                  101,777
     Office furniture and fixtures                                        45,349
                                                                      ----------
                                                                         147,126
     Less accumulated depreciation                                       (86,972)
                                                                      ----------

                                                                          60,154
                                                                      ----------


Other assets
------------
     Deposits                                                             16,434
     Receivables - related party, net of current portion                  48,458
     Deferred merger costs                                                32,659
     Loan origination fees, net of accumulated
         amortization of $18,000                                          18,000
     Capitalized software development costs, net of
         accumulated amortization of $-0-                                160,995
     Other intangible assets, net of accumulated amortization
         of $2,059                                                         3,088
                                                                      ----------
                                                                         279,634
                                                                      ----------

                                                                      $1,138,129
                                                                      ==========



                   See auditors' report and accompanying notes

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1996



                      LIABILITIES AND STOCKHOLDERS' DEFICIT



Current liabilities
-------------------
     Accounts payable and accrued expenses                         $    908,660
     Accounts payable and accrued expenses - related party               75,784
     Deferred revenue and customer deposits                              19,106
     Notes payable                                                      210,000
     Notes payable - related party                                      144,000
     Payroll and sales tax payable                                      366,405
                                                                   ------------

         Total current liabilities                                    1,723,955
                                                                   ------------



Long-term debt, net of current portion
--------------------------------------
     Convertible notes payable                                        1,506,000
                                                                   ------------



Commitments and contingencies (Note G)
--------------------------------------

Stockholders' deficit
---------------------
     Common stock $.01 par value, 100,000,000
         authorized; 23,972,621 issued and outstanding                  239,726
     Additional paid-in capital                                      10,881,151
     Stock subscription receivable                                     (240,000)
     Accumulated deficit                                            (12,965,953)
     Treasury stock                                                      (6,750)
                                                                   ------------

                                                                     (2,091,826)
                                                                   ------------

                                                                   $  1,138,129
                                                                   ============



                   See auditors' report and accompanying notes

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                        COMBINED STATEMENTS OF OPERATIONS
                               OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995




                                                                   [Predecessor]
                                                      1996             1995
                                                  ------------     ------------
Systems sales and services                        $  1,925,412     $  3,582,896
                                                  ------------     ------------


Costs and expenses
------------------
     Cost of goods sold                              1,656,113        2,613,259
     Selling, general, and administrative            1,441,572        1,249,790
     Research and development                          400,699              -0-
                                                  ------------     ------------

                                                     3,498,384        3,863,049
                                                  ------------     ------------


Operating loss                                      (1,572,972)        (280,153)
--------------                                    ------------     ------------


Other income (expense)
----------------------
     Gain (loss) on asset disposal                      (8,228)           6,385
     Rental income                                      27,600           21,350
     Interest expense                                  (67,613)         (22,798)
     Interest income                                       546            1,394
     Other income                                        9,559              315
     Merger costs                                     (378,588)             -0-
     Loss from misappropriation                            -0-          (97,123)
                                                  ------------     ------------
                                                      (416,724)         (90,477)
                                                  ------------     ------------

       Loss before income taxes                     (1,989,696)        (370,630)


Income taxes                                               -0-            2,308
------------                                      ------------     ------------

Net loss                                          $ (1,989,696)    $   (372,938)
                                                  ============     ============

Net loss per common share                         $      (0.12)              --
                                                  ============
Weighted average shares outstanding                 15,956,824               --
                                                  ============



                  See auditors' report and accompanying notes

                          HALIS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                  COMBINED STATEMENT OF STOCKHOLDERS' DEFICIT
                               OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                 Common Stock                       Stock                                 Total
                                                 ------------        Paid-in     Subscription  Accumulated  Treasury  Stockholders'
      Predecessor Company                     Shares     Amount      Capital      Receivable     Deficit      Stock      Deficit
--------------------------------            ----------  --------   -----------   ------------ ------------  --------  -------------
Balances, December 31, 1994                        -0-  $    -0-   $   375,787    $     -0-   $ (1,048,842)  $   -0-   $  (673,055)

Additional capital contribution                    -0-       -0-       210,500          -0-            -0-       -0-       210,500

Net loss                                           -0-       -0-           -0-          -0-       (372,938)      -0-      (372,938)
                                            ----------  --------   -----------    ---------   ------------   -------   -----------

Balances, December 31, 1995                        -0-       -0-       586,287          -0-     (1,421,780)      -0-      (835,493)

           HALIS, Inc.
--------------------------------

Net loss                                           -0-       -0-           -0-          -0-     (1,989,696)      -0-    (1,989,696)

Additional capital contributed                     -0-       -0-       199,678          -0-            -0-       -0-       199,678

Assumed purchase of net assets
     of Fisher at Predecessor cost           7,455,646    74,556     8,621,537          -0-     (9,554,477)   (6,750)     (865,134)

Issuance of shares in reverse acquisition
     of Fisher by HALIS, Inc.               15,000,000   150,000      (150,000)         -0-            -0-       -0-           -0-

Issuance of common stock                     1,516,975    15,170     1,623,649     (240,000)           -0-       -0-     1,398,819
                                            ----------  --------   -----------    ---------   ------------   -------   -----------

Balances, December 31, 1996                 23,972,621  $239,726   $10,881,151    $(240,000)  $(12,965,953)  $(6,750)  $(2,091,826)
                                            ==========  ========   ===========    =========   ============   =======   ===========


                   See auditors' report and accompanying notes

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 1996 AND
                        COMBINED STATEMENT OF CASH FLOWS
                               OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995


                                                                                                 [Predecessor]
                                                                                1996                  1995
                                                                            -----------            ---------
Cash flow from operating activities
-----------------------------------
     Net loss                                                               $(1,989,696)           $(372,938)
                                                                            -----------            ---------
     Adjustments to reconcile net loss to
         net cash used by operating activities
              Depreciation                                                       15,100               18,896
              Amortization                                                        3,279                1,030
              Assumption of expenses by parent                                   32,000                  -0-
              Allowance for loss on account receivable                          (40,000)              18,000
              Loss (Gain) on disposal of assets                                   8,228               (6,385)
              Changes in assets and liabilities
                 Decrease (Increase) in accounts receivable                     140,031               22,841
                 Decrease (Increase) in receivables - related party              21,813               (8,048)
                 Decrease (Increase) in inventories                              45,669               (6,196)
                 Decrease (Increase) in other current assets                         71               (5,716)
                 Increase in intangible assets                                      -0-               (5,147)
                 Increase in deposits                                            (4,230)              (8,609)
                 Increase (Decrease) in accounts payable
                    and accrued expenses                                       (255,061)             162,902
                 Increase in accounts payable and
                    accrued expenses - related party                             37,599               88,468
                 Increase (Decrease) in income tax payable                       (6,908)               6,908
                 Increase (Decrease) in deferred revenue
                    and customer deposits                                       (96,219)              48,266
                 Increase in payroll and sales taxes payable                     90,517              150,569
                                                                            -----------            ---------
                    Total adjustments                                            (8,111)             477,779
                                                                            -----------            ---------
                           Net cash provided [used] by
                               operating activities                          (1,997,807)             104,841
                                                                            -----------            ---------

Cash flows from investing activities
------------------------------------
     Purchase of property equipment                                             (16,424)             (52,498)
     Increase in software development costs                                    (160,995)                 -0-
     Net decrease (increase) in deferred merger costs                           137,049             (169,708)
     Net proceeds from sale of property and equipment                            10,651                  -0-
     Advances from Fisher and cash received in acquisition                    1,187,233                  -0-
     Insurance recovery from equipment loss                                         -0-               30,677
                                                                            -----------            ---------
         Net cash provided [used] by investing activities                     1,157,514             (191,529)
                                                                            -----------            ---------

Cash flows from financing activities
------------------------------------
     Proceeds from issuance of common stock                                   1,398,819                  -0-
     Proceeds from additional capital contributions                                 -0-              210,000
     Net payments on note payable and line-of-credit                            (16,088)             (17,912)
     Proceeds from issuance of notes payable - related party                    100,000               11,020
     Repayments on notes payable - related party                                (51,100)                 -0-
                                                                            -----------            ---------
         Net cash provided by financing activities                            1,431,631              203,108
                                                                            -----------            ---------

              Net increase in cash                                              591,338              116,420

Cash, beginning of year                                                         128,651               12,231
                                                                            -----------            ---------

         Cash, end of year                                                  $   719,989            $ 128,651
                                                                            ===========            =========



                  See auditors' report and accompanying notes

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Description of the Company and Basis of Presentation:

         HALIS, Inc. (HALIS) and Subsidiaries (collectively, the Company) is a developer and supplier of healthcare software systems to managed healthcare markets and to medical practices and related point of service markets. The Company also provides value added computer services, network solutions, and connectivity solutions and systems integration principally to Atlanta area businesses. Additionally, the Company provides services support, including onsite hardware maintenance, as well as network support programs.

         On November 19, 1996, HALIS, Inc. (f/k/a Fisher Business Systems, Inc.) issued 15,000,000 shares (66.8%) of its common stock in exchange for 100% of the capital stock of AUBIS Hospitality Systems, Inc. and Subsidiaries (AHS), AUBIS Systems Integration, Inc. (ASI), and HALIS Software, Inc. (HSI), which included ProHealth Solutions, Inc. (see Note B).

         The acquisitions set out in the preceding paragraph are being accounted for as the reverse acquisition of HALIS, Inc. by an "accounting entity" consisting of AHS, ASI, and HSI (collectively, the Predecessor) because following the transaction, the former shareholders of AHS, ASI, and HSI are in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of HALIS, Inc. in exchange for the issuance of HALIS, Inc. common stock outstanding before the transaction. The net assets of the Predecessor are accounted for at their historical cost.

         In accordance with purchase accounting principles pursuant to Accounting Principles Board Statement No. 16, Business Combinations (APB 16), the Company accounted for the net assets of HALIS, Inc. acquired at the fair value of such net assets as of November 19, 1996.

         Because of the transactions noted above, the Company's results of operations for the year ended December 31, 1996 consists of the operations of AHS, ASI, and HSI for the entire year and the operations of HALIS, Inc. from November 19, 1996 to December 31, 1996.

         Principles of Consolidation:

         The consolidated financial statements include the accounts of HALIS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The combined financial statements of the Predecessor include the accounts of AUBIS Hospitality Systems, Inc. and Subsidiaries, AUBIS Systems Integration, Inc., HALIS Software, Inc. and ProHealth Solutions, Inc. All significant intercompany accounts and transactions have been eliminated.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995



A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: [Continued]

         Revenue Recognition:

         Revenue consists primarily of licensing fees, sales of related computer hardware, and post contract customer support. The Company accounts for such revenue in accordance with the American Institute of Certified Public Accountants' (AICPA) Statement of Position 91-1, Software Revenue Recognition, as follows:

         License Revenue                       -  Revenue from the sales of
                                                  software licenses is
                                                  recognized after shipment of
                                                  the product and fulfillment of
                                                  acceptance terms, provided no
                                                  significant obligations remain
                                                  and collection of resulting
                                                  receivable is deemed probable.

         Support contract                      -  Ratably over the life of the
                                                  contract from the effective
                                                  date

         Installation, training and education  -  When the services are provided

         Hardware                              -  Upon shipment of computer
                                                  equipment to the customer,
                                                  provided no significant
                                                  obligations remain and
                                                  collection of resulting
                                                  receivable is deemed probable.

         Inventory:

         Inventory is recorded on the first-in, first-out method at the lower-of-cost or market.

         Property and Equipment:

         Property and equipment is carried at cost. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, generally three to seven years. For income tax purposes, depreciation is calculated on accelerated methods.

         Software Development Costs:

         In accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, research and development costs incurred prior to the attainment of technological and marketing feasibility of products are charged to operations. Thereafter, the Company capitalizes the direct costs and associated allocated overhead incurred in the development of products, until the point of market release of such products, wherein costs incurred are again charged to operations.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: [Continued]

         Software Development Costs: [Continued]

         Capitalized costs are amortized over a period of five years on a straight-line basis, and amortization commences when the product is available for market release. Unamortized costs are carried at the lower of book value or net realizable value.

         Deferred Merger Costs:

         Deferred merger costs will be capitalized as part of the merger agreements subsequently commenced. (Note M). Deferred merger costs associated with mergers which were consummated during 1996 (Note B) were charged to operations in 1996 because the assets balances of HALIS, Inc. were considered to be at fair value.

         Income Taxes:

         Income taxes are based on loss for financial reporting purposes and reflect a current liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax liabilities and assets are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) for the loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be realized.

         Use of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and disclosures including the allowance for doubtful accounts, inventory reserve, useful lives and recoverability of long-term assets such as capitalized software development costs. Actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

         Reclassifications:

         Certain 1995 amounts have been reclassified to conform to 1996 presentation.

B.       MERGER AND REORGANIZATION:

         On March 7, 1996, ProHealth Solutions, Inc. merged with and into HSI. HSI continued as the surviving corporation and ProHealth Solutions, Inc. was the nonsurviving corporation.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995

B.       MERGER AND REORGANIZATION: [Continued]

         On November 19, 1996, HALIS, Inc., consummated the acquisition of AHS and ASI, pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, dated December 13, 1995 and amended and restated as of March 29, 1996, and as further amended on September 27, 1996. On November 19, 1996, AHS and ASI were merged into two wholly-owned subsidiaries of HALIS, Inc. In connection therewith, AUBIS, L.L.C., the parent company of AHS and ASI, received 10,000,000 shares of HALIS, Inc. common stock.

         On November 19, 1996, HALIS, Inc., consummated the acquisition of HSI pursuant to the Amended and Restated Agreement and Plan of Merger and Reorganization, as of March 29, 1996 and amended on September 27, 1996. On November 19, 1996, HSI was merged into a wholly-owned subsidiary of HALIS, Inc. In connection therewith, HALIS, L.L.C., the parent company of HSI, received 5,000,000 shares of HALIS, Inc. common stock.

         Following consummation of the AUBIS and HALIS transactions, the Company's corporate name was changed from Fisher Business Systems, Inc. to HALIS, Inc.

C.       REALIZATION OF ASSETS:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company has sustained losses from operations since inception and such losses are expected to continue through the coming period. Additionally, the Company has used, rather than provided, cash in its operating activities during the current period. The Company had a working capital and capital deficiency as of December 31, 1996.

         In view of the matters described in the preceding paragraph, recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to take the following steps to improve its operating results and financial position, which it believes to be sufficient to provide the Company with the ability to continue in existence during the ensuing twelve month period.

         The Company is presently raising capital in a private placement which provides for up to $3,000,000 of capital infusion. Management believes that the net proceeds contemplated by this offering will be sufficient to fund both the Company's operations and acquisitions over the next twelve months. To date, the Company has raised net proceeds of $681,122 in this offering (Note J).

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995





C.       REALIZATION OF ASSETS: [Continued]

         As discussed in Note M to these financial statements, the Company completed three acquisitions in January 1997 which it believes substantially strengthen the Company's operations and complement the existing business units. These acquisitions were effected through the issuance of an aggregate of 5,297,000 shares of the Company's common stock and an aggregate of 1,535,000 of common stock options rather than utilizing working capital. The Company contemplates future acquisitions will be effected in a similar manner, in order to preserve working capital for operations.

         Additionally, the Company expects to increase sales volumes of existing products as a result of increased marketing and advertising efforts. During 1996, the Company's development of its software product entered the "pilot" stage, and the Company commenced selling pilot systems in 1997. Management represents that sales to date under such pilot contracts have been promising, and expects the trend to continue during the coming period. Additionally, the Company will implement certain cost containment measures which should benefit future operations.

         Management plans to seek sources of financing in order to continue as a going concern.

D.       SOFTWARE DEVELOPMENT COSTS:

         Years ended December 31,                               1996        1995
                                                              --------     -----
         Balances, beginning of year                             $ -0-     $ -0-
              Amounts capitalized                              160,995       -0-
              Amortization                                         -0-       -0-
                                                              --------     -----

         Balances end of year                                 $160,995     $ -0-
                                                              ========     =====

         Research and development costs incurred              $561,694     $ -0-
         Less amounts capitalized                              160,995       -0-
                                                              --------     -----

         Research and development charged to expense          $400,699     $ -0-
                                                              ========     =====

         No amortization of capitalized software development costs was recognized during 1996 as market release had not occurred for the product.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995



E.       NOTES PAYABLE:

         The Companies have the following notes payables as of December 31, 1996:

         Bank-note payable, interest of 8.25% per annum,
             payable at maturity, due January 10, 1997.
             Secured by shareholders' certificate of deposit.           $105,000

         Bank-note payable, interest of 8.25% per annum,
             payable at maturity, due January 29, 1997.
             Secured by shareholders' certificate of deposit.            105,000
                                                                        --------

                                                                        $210,000
                                                                        ========

         Both of the $105,000 notes were subsequently renewed on their maturity dates, mature on April 14, 1997 and April 29, 1997, and are now secured by a certificates of deposit owned by HALIS, Inc. Both certificates of deposit are in the amount of $105,000 and mature on April 14, 1997 and April 29, 1997, respectively.

         Convertible Notes Payable - 7% convertible promissory notes were issued in a private placement by the acquired company, HALIS, Inc., in early 1996 and mature January 15, 1998. The notes are convertible into common stock of the Company at any time until their maturity date at $1 per share. Forty-three notes were issued by the Company in amounts ranging from $10,000 to $80,000 generating $1,470,000 in proceeds. Additionally, $36,000 of notes were issued in consideration for services rendered to HALIS, Inc. $455,000 of these notes were issued to related parties at terms identical to the terms of notes issued to third parties. Interest expense on these notes recognized from November 19 through December 31, 1996 (period of inclusion) totaled $14,334.

F.       NOTES PAYABLE - RELATED PARTIES:

         The Companies have the following unsecured notes payable to shareholder directors as of December 31, 1996:

         Shareholder/Director - note payable with interest of 8.75%
             payable on demand; due on demand.  This note is unsecured        $ 70,000

         Shareholder/Director - note payable with interest payable
             of 12% per annum; due on demand.  This note is unsecured           65,000

         Shareholder/Director - note payable non-interest
             bearing; due on demand.  This note is unsecured                     9,000
                                                                              --------

                                                                              $144,000
                                                                              ========

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995

G.       COMMITMENTS AND CONTINGENCIES:

         Concentrations of Credit Risk:

         The Companies do not have a secured interest in their accounts receivable; however, they do have legal recourse for defaulted amounts.

         The Company maintains the majority of its cash deposits at one financial depository institution. The amount of the accounting loss due to credit risk the Company would incur if the financial depository institution failed would be the cash deposits in excess of the $100,000 amount per depositor that is federally insured. The amount at risk totaled approximately $585,000 at December 31, 1996.

         Payroll and Sales Taxes:

         The Company is delinquent in paying certain federal and state payroll taxes and sales taxes. The Internal Revenue Service has written the Companies indicating that it may file a Notice of Federal Tax Lien or levy the Companies' assets if past due payroll taxes are not paid. The Company made a payment of $27,446 related to this liability to the Internal Revenue Service in January 1997.

         Operating Leases:

         The Companies lease office space and equipment under several operating lease agreements. Rent expense for the office space and equipment totaled $156,553 and $95,714 for the years ended December 31, 1996 and 1995, respectively.

         At December 31, 1996, future minimum lease payments under non-cancelable leases having remaining terms in excess of one year are as follows:

               December 31,                                             Amount
               ------------                                             ------
                  1997                                                 $153,613
                  1998                                                  104,432
                  1999                                                   86,160
                  2000                                                   83,972
                  2001                                                   59,535
                                                                       --------

                     Totals                                            $487,712
                                                                       ========

         Employee Benefit Plan:

         The Company sponsors a 401(k) retirement savings plan for all employees who meet certain eligibility requirements. Employees may contribute to the plan up to 20% of their salary or the maximum allowed by the IRS. The Company may elect to make matching and/or discretionary contributions. Employee contributions are immediately 100% vested while Company contributions are subject to a six-year vesting schedule. The Company made no contributions to the plan during any of the previous two fiscal years.

         Significant Customers:

         For the year ended December 31, 1996, sales to two customers, Atlanta Jewish Federation and Canada Life, totaled approximately $852,000, and accounted for 44% of the Company's sales.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995


G.       COMMITMENTS AND CONTINGENCIES: [Continued]

         Economic Dependency:

         For the year ended December 31, 1996, purchases from one vendor, Merisal, totaled approximately $589,000 and accounted for 49% of the Company's purchases from suppliers. Unpaid invoices included in accounts payable at December 31, 1996 totaled $73,519.

         During 1995, AHS purchased a significant portion of its products from Sulcus, also know as Sulcus Hospitality Group, Sulcus Computer Corporation, and Squirrel Companies, Inc. (Sulcus). Sales generated from Sulcus products and services were approximately $1,750,000. Effective January 1, 1996, AHS was no longer an authorized Sulcus dealer.

         Employment Agreements:

         The Company has entered into an employment agreement with Paul W. Harrison which expires December 31, 1999. The agreement provides for a annual base salary of $200,000 (to be increased upon the attainment of certain annual revenue targets) plus certain incentive bonus payments and certain qualified and non-qualified stock options to purchase shares of common stock of the Company at the discretion of the Board of Directors.

         The Company also entered into an employment agreement with Larry Fisher which expires December 31, 1999. The agreement provides for an annual salary of $175,000 (to be increased upon the attainment of certain annual revenue targets) plus incentive bonus payments. In addition, the employment agreement provides for certain qualified and non-qualified options to purchase shares of common stock of the Company at the discretion of the Board of Directors.

         In connection with mergers which occurred subsequent to year end, the Company entered into employment agreements with certain members of management (Note M).

         Litigation:

         The Company and its directors have been named as defendants in a claim relating to an acquisition target which was aborted. The plaintiff, Advanced Customer Computer Solutions, Inc. (ACCS), alleges breach of contract in connection with the termination by the Company of its merger agreement. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company; the Company has a convertible note payable to one of the plaintiffs in the amount of $60,000. The complaint seeks damages in the amount of at least $2 million plus damages. The Company intends to deny the allegations of liability in the complaint and to vigorously contest and defend against the lawsuit. Additionally, the Company has filed a counterclaim against certain parties related to ACCS alleging that those parties made intentional misrepresentations and concealed material facts for the purpose of inducing the Company to pursue a merger with ACCS. Additionally, the HSI subsidiary filed a counterclaim against ACCS alleging that ACCS breached the terms of its marketing and licensing agreement with HSI. Due to uncertainties in the settlement process, management and its legal counsel do not express an opinion with respect to the likelihood of an unfavorable outcome in this matter.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995

G.       COMMITMENTS AND CONTINGENCIES: [Continued]

         Litigation: [Continued]

         The Company entered into a finder's fee agreement with Penny Sellers in which the Company agreed to pay a 10% commission up to $500,000 on investments made by investors introduced by Ms. Sellers. Ms. Sellers introduced HALIS, Inc. (then Fisher) to the principals of AUBIS L.L.C. and contends that all money raised by the Company could not have been possible if not for her introduction. She has made a claim for 10% of private placements of approximately $3,470,000 and 10% of the value of ASI, AHS, and HSI. Management believes that these claims are outside the scope of the finder's fee agreement and intends to contest them vigorously. Management and legal counsel express no opinion as to the likely outcome of this matter.

         No provision has been made in these financial statements regarding these two items due to the uncertainty of their ultimate resolution.

H.       INCOME TAXES:

         The sources of temporary differences and their effect on the net deferred taxes are as follows:

             Deferred tax asset resulting from
                  net operating loss carryforwards                  $ 3,800,000
             Other temporary differences                                 17,632
             Less valuation allowances                               (3,817,632)
                                                                    -----------
                                                                    $       -0-
                                                                    ===========

         The valuation allowance fully reserves the net deferred tax asset which arose from the tax loss carryforwards and temporary differences generated.

         At December 31, 1996, the Company had available for carryforward a net operating loss of approximately $10,000,000. On November 19, 1996, the Company had a significant change in ownership (Note A). As a result of the ownership change, and in accordance with Section 382 of the Internal Revenue Code, the Company's net operating loss is limited in total and each year. The net operating loss available for the year ending December 31, 1996 is $840,997. For each year thereafter, the net operating loss will be limited to approximately $840,997 plus any unused loss from the prior year (1996 and forward). In addition to the limitation from Section 382 of the Internal Revenue Code, the losses are limited to a fifteen-year carryforward, with losses from 1984 beginning to expire in the year 1999.

I.       STOCK OPTION PLAN:

         During 1996, the Company adopted the 1996 Stock Option Plan which provides for the issuance of both qualified and nonqualified stock options to employees and non-employee directors pursuant to Section 422 of the Internal Revenue Code. The number of shares reserved for the plan are 3,000,000. Additional non-qualified options may be granted outside of the plan with approval of the board of directors.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995


I.       STOCK OPTION PLAN: [Continued]

         Options issued to participants are granted with an exercise price of the mean between the high "bid" and low "ask" price (average market price) as of the close of business on the date of grant, and are exercisable up to ten years from date of grant. Incentive stock options issued to persons who directly or indirectly own more than ten percent of the outstanding stock of the Company shall have an exercise price of 110 percent of the average market price on the date of grant and are exercisable up to five years from date of grant. The aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by a holder during any calendar year under all plans shall not exceed $100,000.

         The Company's previous incentive stock option plan, the 1986 incentive Stock Option Plan, expired on January 29, 1996. The 1988 Non-qualified Stock Option Plan was terminated by the Company on April 24, 1996. Activity related to these plans is as follows:

                                        1986 and
                                       1988 Plans      Weighted Avg      1996 Plan     Weighted Avg
                                        Number of        Exercise        Number of       Exercise
                                         Options           Price          Options          Price
                                       ----------      ------------      ---------     ------------
             Outstanding,
             December 31, 1994           120,340         $ .7279                --             --
                  Awarded                753,200           .3682                --             --
                  Expired                 (3,200)          .7279                --             --
                                         -------         -------
             Outstanding,
             December 31, 1995           870,340          0.4166                --             --
                  Awarded                     --              --         1,760,000        $1.5926
                  Exercised               (5,600)         0.5000                --             --
                                         -------         -------         ---------        -------
             Outstanding,
             December 31, 1996           864,740         $0.4160         1,760,000        $1.5926
                                         =======         =======         =========        =======

             Vested Options              864,740                         1,260,000
                                         =======                         =========

         There were 6,200,000 options granted during 1996 outside of the 1996 Plan, of which 4,800,000 were terminated subsequent to year end. The remaining 1,400,000 options were vested at year end, have an exercise price of $1.125 per share and a remaining life of 9.5 years.

         Exercise prices for options outstanding as of December 31, 1996 under the 1986 and 1988 Plan ranged from $.25 to $20.00 per share. The weighted average remaining life of these options was approximately 5 years.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995


I.       STOCK OPTION PLAN: (Continued)

         Exercise prices for options outstanding as of December 31, 1996 granted under the 1996 Plan ranged from $1.125 to $2.00 per share. The weighted average remaining life of these options was approximately 10 years.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, (FAS 123) requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, if the exercise price of the underlying stock equals fair market value on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 respectively: risk-free interest rates of 6.1%, no dividend yield, volatility factors of the expected market price of the Company's common stock of .30 and a weighted-average expected life of the option of 3 years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss if compensation expense had been recognized for the options issued would have been $2,944,622. Loss per share on a primary basis would have been $.18.

         No information as to the compensation expense, effect upon operations, and net loss per share as computed under the guidelines of FAS 123 is provided for periods prior to 1996 as the financial information included in this report for prior periods is for the Predecessor whereas options issued in prior periods relate to the acquired company (Note B). Applying compensation expense as determined under FAS 123 to options of the acquired company to the historical operations of the Predecessor would be misleading.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEARS ENDED DECEMBER 31, 1995





J.       PRIVATE PLACEMENT OF COMMON STOCK:

         During 1996, the Company effected a private placement of shares of common stock in accordance with Regulation D of the Securities and Exchange Commission. The shares were sold at $1.20 per share. For every three shares of stock sold, one common stock warrant was issued to the purchaser, which represents the right to purchase an additional share at $1.75 per share. In aggregate, 1,516,975 shares of common stock and 657,356 warrants were issued, which included an additional 151,698 warrants issued to the placement agent. All warrants expire December 31, 1999. The Company raised $1,638,818 in capital after payment of issuance costs and related fees as of December 31, 1996. An additional $183,000 was raised by the Company in this offering in January 1997.

         Subsequent to year end, the Company initiated an additional private placement of common stock which provides for the issuance of up to 2,000,000 shares of stock at a price of $1.50 per share. For every three shares of stock sold, one common stock warrant was issued to the purchaser, which represents the right to purchase an additional share at $1.75 per share. As of March 28, 1997, the Company had issued 500,000 shares of common stock and 216,667 common stock purchase warrants (including 50,000 warrants issued to the placement agent) for proceeds of $681,122, which are net of certain placement costs of $68,878.

K.       RELATED PARTY TRANSACTIONS:

         HSI has software development and license agreements with OneTree Corporation, which is controlled by the majority shareholder of the Company. The agreement is dated September 15, 1996 and shall terminate when development services are completed. The development fee is $30,000 per month plus out of pocket costs, payable bi-weekly. Included in capitalized or expensed research and development costs for the year ended December 31, 1996 is $244,915 of these fees. Included in related party accounts payable is $15,750 which had not been paid to OneTree as of December 31, 1996.

         HSI has also entered into a software development and license agreement with MERAD Corporation, which is controlled by the majority shareholder of the Company. The agreement is dated August 15, 1996 and shall terminate after the enhancements to the HALIS software are delivered and accepted by the Company. The development fee is $15,000 per month, payable bi-weekly. Included in capitalized or expensed research and development are $90,000 which was paid to MERAD Corporation. Accounts receivable of $13,285 were due from MERAD for reimbursement of the purchase of certain equipment.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995


K.       RELATED PARTY TRANSACTIONS: [Continued]

         HSI has entered into an agreement with Paul Harrison Enterprises, Inc.
         (PHE), which is controlled by the majority shareholder of the Company. The agreement was entered into on July 1, 1996. HSI shall pay PHE $15,000 upon completion of the software according to specifications. On November 18, 1996, the Company entered into a license to a proprietary technology asset (PHE Technology) from PHE. The Company is obligated to pay a license fee of 10% of the gross revenues generated from the PHE Technology and any derivations thereof by the Company or any of its affiliates. Included in selling, general and administrative expenses is $7,259 in royalties which were paid to PHE which represent the 10% royalty on sales of this software.

         The Company paid management fees to AUBIS L.L.C. in the amount of $85,100 and $76,979, for the years ended December 31, 1996 and 1995, respectively. Included in related party accounts payable are $39,247 of these fees which were not paid as of December 31, 1996.

         Interest expense to related parties for the years ended December 31, 1996 and 1995 were $16,155 and $21,332, respectively. Included in related party accrued expenses are $20,787 of those expenses which were not paid as of December 31, 1996.

         Additionally, in 1996, a 10% commission of $7,259 on sales of software was paid to Paul Harrison, the majority shareholder, and is included in selling, general and administrative expenses.

L.       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Supplemental information required by Statement of Financial Accounting Standards No. 95, relative to the statement of cash flows, is as follows:

                                           1996              1995
                                          ------            ------
             Taxes paid                   $6,908            $  -0-
             Interest paid                 6,585             6,145

         The following non-cash transaction occurred for the year ended December 31, 1996:

         AUBIS L.L.C. contributed capital by satisfying a note payable - related party of $150,000 and related accrued interest of $17,678.

         Common stock and additional paid-in capital totaling $240,000 was issued by issuing a stock subscription receivable.

         The following non-cash transactions occurred for the year ended December 31, 1995:

         Employee advances were increased by transferring fixed assets valued at $11,500 to those employees.

         Capital was contributed to HSI by issuing a receivable from the parent in the amount of $500.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995


M.       SUBSEQUENT EVENTS:

         Merger Agreements:

         During January 1997, the Company effected three merger agreements with companies that will be accounted for as purchases under APB 16 by the Company. It is the opinion of management and legal counsel that these transactions qualify as tax-free reorganizations within the meaning of
         Section 368(a) of the Internal Revenue Code of 1986. Management of all companies represent they have no plans or intentions which would adversely affect the operations of any of the companies.

         The Compass Group, Inc. (Compass) was purchased for 350,000 shares of the Company's common stock in exchange for all outstanding shares of Compass. The agreement also provides for contingent merger consideration, paid in the form of the Company's common stock, based upon certain, specified operating results of the year ended December 31, 1997.

         In addition, the Compass merger agreement provided for an employment agreement with the managing director of Compass which expires in January 1999 and provides for a base salary of $120,000 which may be increased after twelve months at the discretion of the board of directors. The Company also awarded to the managing director options to purchase 85,000 shares of the Company's common stock at $2.00 per share, exercisable for ten years from the closing date.

         The Software Manufacturing Group, Inc. (SMG) was purchased for 3,072,000 shares of common stock of the Company in consideration for all outstanding shares of SMG. The agreement also provides for contingent merger consideration, paid in the form of the Company's common stock based upon certain, specified operating results of the period ended December 31, 1997.

         In addition, the SMG merger agreement included an employment agreement with the president of SMG which expires in January 1999 and provides for a base salary of $192,000 plus certain variable incentive compensation. Options to purchase a total of 100,000 shares of HALIS common stock at $2.00 per share were granted to three employees of SMG.

         American Benefit Administrative Services, Inc. and Third Party Administrators, Inc., (ABAS/TPA) were purchased for 1,875,000 shares of the Company's common stock in consideration for all outstanding shares of ABAS/TPA. Additionally, the merger agreement included noncompetition agreements between the Company and the president and vice-president of ABAS/TPA.

         The purchase agreement also provides that the president of ABAS/TPA may repay a loan from ABAS/TPA, which had a balance of $558,500 at October 31, 1996, in the form of the Company's common stock commencing at the end of 1997, if certain specified conditions are met.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995



M.       SUBSEQUENT EVENTS: [Continued]

         Merger Agreements: [Continued]

         In addition, the ABAS/TPA merger agreement provided for an employment agreement with the president which expires in January, 2000 and provides for a base salary of $200,000 plus certain variable incentive compensation, a $100,000 signing bonus payable in two $50,000 installments: one installment upon signing the employment agreement and one installment on or before July 1, 1997. The merger agreement also provides for an employment agreement with the vice-president which provides for a base salary of $77,000. Both employment agreements provide for incentive compensation and guaranteed payments in the event of termination or in the event of change in control of the ABAS/TPA subsidiary. Additionally, the Company executed agreements with both of these parties which provide for the issuance of an aggregate of 1,350,000 fully-vested common stock options of the Company's stock, exercisable at $2.00 per share for a period of ten years from the date of the agreement.

N.       UNAUDITED PRO FORMA INFORMATION:

         The following unaudited pro forma consolidated statement of operations of HALIS, Inc. gives retroactive effect to the following transactions as if they had occurred on January 1, 1995.

         The unaudited pro forma consolidated statement of operations was prepared by HALIS, Inc.'s management based on, and should be read in conjunction with, the historical statement of operations appearing elsewhere herein. This statement may not be indicative of the results of operations that would actually have been achieved had the transactions taken place at the date indicated and should not be construed as indicative of HALIS, Inc.'s results of operations for any future period.

                                                                  Year ended December 31, 1996
                                                         As reported        Adjustments         Pro Forma
                                                         -----------        -----------         ---------
         Systems sales and services                      $ 1,925,412          $ 333,855        $ 2,259,267
                                                         ===========          =========        ===========

         Net loss                                        $(1,989,696)         $(564,256)       $(2,553,952)
                                                         ===========          =========        ===========

         Net loss per common share                             (0.12)                                (0.12)
                                                         ===========                           ===========

         Weighted average shares outstanding              15,956,824                            22,194,634
                                                         ===========                           ===========

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 1996 AND THE
                COMBINED FINANCIAL STATEMENTS OF THE PREDECESSOR
                      FOR THE YEAR ENDED DECEMBER 31, 1995



N.       UNAUDITED PRO FORMA INFORMATION: [Continued]

                                                             Year ended December 31, 1995
                                                    As reported       Adjustments        Pro Forma
                                                    -----------       -----------        ---------
         System sales and services                  $ 3,582,896        $ 732,549        $  4,315,445
                                                    ===========        =========        ============

         Net loss                                      (372,938)        (408,037)           (780,975)
                                                    ===========        =========        ============

         Net loss per common share                  $        --        $      --        $       (.03)
                                                    ===========        =========        ============

         Weighted average shares outstanding                 --               --          21,849,254
                                                    ===========        =========        ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

NAME                       AGE                        OFFICE
----                       ---                        ------
Paul W. Harrison           42                Chairman of the Board and
                                                Chief Executive Officer

Larry  Fisher              53                President, Chief Operating
                                                Officer, Secretary, Treasurer
                                                and Director

Nathan Lipson              69                Director

         In addition, three additional directors will be appointed by the Board of Directors of the Company, one nominee to be selected by Mr. Harrison and two nominees to be mutually agreed upon by Messrs. Fisher and Harrison.

         Paul W. Harrison has served as Chairman of the Board and Chief Executive Officer of the Company since November 1996. In addition, Mr. Harrison has been the managing member of AUBIS since February 1995, Chief Executive Officer and a director of AHS since June 1994 and Chief Executive Officer and a director of ASI since January 1995. Mr. Harrison has over 20 years of professional experience in the United States and internationally in investments, management consulting, and information technology. Mr. Harrison has created and sold various software technology companies over his career that specialized in the healthcare and information technology markets. In 1994, he acquired Wiporwil Systems and Peripheral Design to form AUBIS, L.L.C. Prior to founding AUBIS, L.L.C. Mr. Harrison started and later sold Biven Software Incorporated, a technology company, to HBO & Company. Mr. Harrison served as an executive of and advisor to HBO & Company through the end of 1994. Prior to Biven Software Incorporated, Mr. Harrison owned and operated several technology development companies. Mr. Harrison is also active in private investment funds and is a well known supporter of health related charities.

         Larry Fisher has served as President, Chief Operating Officer, Secretary and Treasurer of the Company since November 1996. The founder of the Company, Mr. Fisher, has served as a director since its organization in 1979, as President, Chief Executive officer, and Treasurer from 1979 to 1992 and, from December 1992 to November 1996, as Chairman of the Board. He led the development of the first generation of the Company's products for the hospitality marketplace and is a recognized leader in the industry. Under his management, the Company developed the first integrated point-of-sale and back office system for the food service industry. He directed the Company's efforts in the development of its second generation touch screen system. Prior to 1979, Mr. Fisher was employed by IBM for 11 years in several executive sales and marketing positions. In his last such position, Mr. Fisher was responsible for creating, implementing and monitoring national marketing programs for the retail and hospitality industries.

         Nathan Lipson has served as a director of the Company since November 1996. Mr. Lipson is a member of AUBIS and has served as a director of AHS and ASI since December 1995. Mr. Lipson is currently a private investor, and has had various ownership and management interests in companies doing business in the hospitality and carpet industries.

         There are no family relationships between any director or executive officer or any other director or executive officer of the Company.

         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except as follows: Paul W. Harrison (failed to file on a timely basis one report relating to a total of two transactions); Larry Fisher (failed to file on a timely basis two reports relating to a total of eight transactions); and Jeffrey C. Brenner, James F. Lyon and James Whitmire, former directors of the Company (each failed to file on a timely basis one report relating to a total of one transaction).

         Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has recently adopted a policy requiring all Section 16 reporting persons to report monthly to the Vice President - Finance of the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth certain summary information concerning compensation paid, accrued or deferred by the Company for the fiscal year ended December 31, 1996 and for the fiscal years ended January 31, 1996 and 1995 to or on behalf of the Company's Chief Executive Officer and the other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1996 (hereinafter referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                   ANNUAL COMPENSATION               COMPENSATION
                                                   -------------------               ------------
                                                                    OTHER
NAME AND                       FISCAL                               ANNUAL              STOCK
PRINCIPAL POSITION              YEAR       SALARY      BONUS     COMPENSATION           OPTIONS
------------------              ----       ------      -----     ------------           -------
Paul W. Harrison.............  1996(1)    $ 33,000    $ 8,000         (5)             4,750,000(2)
   Chairman of the
   Board and Chief
   Executive Officer
Larry Fisher.................  1996(3)    $182,882    $ 5,000         (5)             2,650,000(4)
   President and               1996        150,000     18,000         (5)               650,000
   Chief Operating             1995        150,000         --         (5)                    --
   Officer


---------------------------

(1) Mr. Harrison joined the Company on November 19, 1996 upon consummation of the acquisitions of AHS, ASI and HSI. Accordingly, cash compensation is for the period from November 19, 1996 to December 31, 1996.
(2) Of this amount, options to purchase 3,000,000 shares of Common Stock were subsequently terminated without being exercised. This amount also includes options to purchase 1,400,000 shares of Common Stock granted to Mr. Harrison prior to his employment with the Company. See "- Stock Options."
(3)      Represents compensation for the twelve month period ended
         December 31, 1996.
(4) Of this amount, options to purchase 1,800,000 shares of Common Stock were subsequently terminated without being exercised.
(5) The Company pays for an automobile allowance for Messrs. Harrison and Fisher, as well as certain other perquisites. The aggregate amounts of these benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during the past fiscal year for the Named Executive Officers.

DIRECTOR'S FEES

         The Company does not presently pay any fees to directors but does reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance of meetings of the Board of Directors. The Company has granted certain non-qualified stock options to its non-employee directors and in April 1996, the Board of Directors of the Company adopted a 1996 Stock Option Plan pursuant to which each of the Company's outside directors will receive an automatic annual grant of options to purchase 10,000 shares of Common Stock on the second Tuesday in June of each year during the term of the Plan. The 1996 Stock Option Plan was approved by the shareholders of the Company on November 18, 1996.

EMPLOYMENT AGREEMENTS

         Effective November 18, 1996, the Company entered into an Employment Agreement with Paul W. Harrison, pursuant to which Mr. Harrison serves as Chairman of the Board and Chief Executive Officer of the Company. The Employment Agreement is for a term of three years, expiring on December 31, 1999, and provides for an annual base salary of $200,000 (to be increased upon the attainment of certain annual revenue targets) plus incentive bonus payments. In addition, the Employment Agreement provides for Mr. Harrison to receive options to purchase shares of Common Stock of the Company in the discretion of the Board of Directors. The Employment Agreement provides for certain severance payments to be paid to Mr. Harrison in the event of a change in control of the Company or a significant change in Mr. Harrison's operational duties. In the event of a change in control, Mr. Harrison will be entitled to terminate his employment with the Company and to receive three times the sum of his annual base salary and the cost for one year of all additional benefits provided to Mr. Harrison under the Employment Agreement. In addition, in the event Mr. Harrison terminates his employment under certain stated conditions or is terminated by the Company without cause, he will receive the greater of one year's annual base salary or an amount equal to the base salary which would otherwise be payable to Mr. Harrison for the remaining term of his Employment Agreement. Any such severance payment may, at the option of the Company, be paid to Mr. Harrison in equal monthly installments or in a lump sum at a discounted present value. The Employment Agreement contains non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

         Effective November 18, 1996, the Company also entered into an Employment Agreement with Larry Fisher, pursuant to which Mr. Fisher serves as President and Chief Operating Officer of the Company. The Employment Agreement is for a term of three years, expiring on December 31, 1999, and provides for an annual base salary of $175,000 (to be increased upon the attainment of certain annual revenue targets) plus incentive bonus payments. In addition, the Employment Agreement provides for Mr. Fisher to receive options to purchase shares of Common Stock of the Company in the discretion of the Board of Directors. The Employment Agreement provides for certain severance payments to be paid to Mr. Fisher in the event of a change in control of the Company or a significant change in Mr. Fisher's operational duties. In the event of a change in control, Mr. Fisher will be entitled to terminate his employment with the Company and to receive two times his annual base salary plus twice the cost for one year of all additional benefits provided to Mr. Fisher under the Employment Agreement. In addition, in the event Mr. Fisher terminates his employment under certain stated conditions or is terminated by the Company without cause, he will receive the greater of one year's annual base salary or an amount equal to the base salary which would otherwise be payable to Mr. Fisher for the remaining term of his Employment Agreement. Any such severance payments may, at the option of the Company, be paid to Mr. Fisher in equal monthly installments or in a lump sum at a discounted present value. The Employment Agreement contains non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

STOCK OPTIONS

         On November 18, 1996, the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan") for employees who are contributing significantly to the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 3,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100.0% (110.0% in the case of a holder of 10.0% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before
(1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four to five years.

         In consideration of services rendered by Paul Harrison to the Company in anticipation of the consummation of the mergers with AHS, ASI and HSI, the Company on June 7, 1996 granted to Mr. Harrison an option to purchase 1,400,000 shares of Common Stock, which options became exercisable upon consummation of the HSI merger. The option terminates on June 7, 2006 and is exercisable at a price of $1.125 per share (which represents the fair market value of the Common Stock on the date of grant).

         On December 6, 1996, the Company granted options to purchase up to 3,350,000 shares of Common Stock to Mr. Harrison, and options to purchase up to 1,850,000 shares of Common Stock to Mr. Fisher, exercisable at a price of $2.00 per share. Of this amount, options to purchase 3,000,000 shares of Common Stock granted to Mr. Harrison and options to purchase 1,800,000 shares of Common Stock granted to Mr. Fisher were subsequently terminated without being exercised. The remaining stock options granted to Messrs. Harrison and Fisher are exercisable immediately.

         As of April 10, 1997, options to purchase 5.5 million shares of Common Stock of the Company were outstanding.

         The following table provides certain information concerning individual grants of stock options made during the fiscal year ended December 31, 1996 to the Named Executive Officers:


                                                                 OPTION GRANTS IN LAST FISCAL YEAR
                                                                         INDIVIDUAL GRANTS
                                                                -----------------------------------
                                                              % OF TOTAL OPTIONS
                                             OPTIONS              GRANTED TO            EXERCISE OR
                                             GRANTED         EMPLOYEES IN FISCAL         BASE PRICE        EXPIRATION
                  NAME                         (#)                   YEAR               ($PER SHARE)          DATE
                  ----                       -------         -------------------        ------------       ----------
Paul W. Harrison........................  1,400,000(1)               24.4%                 $1.125          06/07/2006
                                            350,000(2)                6.1%                 $ 2.00          12/06/2006
                                          3,000,000(3)               52.4%                 $ 2.00                 N/A

Larry Fisher............................    800,000(2)               14.0%                 $1.125          06/07/2006
                                             50,000(2)                0.9%                 $ 2.00          12/06/2006
                                          1,800,000(3)               31.4%                 $ 2.00                 N/A

-------------------------

(1) Options were granted to Mr. Harrison in consideration of his providing of services in anticipation of the acquisition by the Company of HSI. Options became fully exercisable from the acquisition of HSI by the Company in November 1996.

(2)      Options are fully exercisable.

(3) Options were terminated by mutual agreement of the parties in March 1997 without any such options being exercised.

         The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers as of December 31, 1996. No stock options were exercised by the Named Executive Officers during fiscal 1996.

             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                        FISCAL YEAR-END OPTION VALUES

                                                            NUMBER OF                   VALUE OF UNEXERCISED
                                                           UNEXERCISED                  IN-THE-MONEY OPTIONS
                                                       OPTIONS AT YEAR-END                   AT YEAR-END
         NAME                                       EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE(1)
         ----                                       -------------------------       ----------------------------
         Paul W. Harrison(2).....................          1,750,000/0                     $  875,000/$0
         Larry Fisher(2).........................          1,600,000/0                     $1,600,000/$0

-----------------------------

(1) Dollar values calculated by determining the difference between the fair market value of the Company's Common Stock at December 31, 1996 ($1.75) and the exercise price of such options.

(2) Excludes options to purchase 3,000,000 shares of Common Stock granted to Mr. Harrison and options to purchase 1,800,000 shares of Common Stock granted to Mr. Fisher during fiscal 1996, which options were subsequently terminated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Company Common Stock of the Company, as of April 10, 1997, by
(i) those persons or entities known by management of the Company to own beneficially more than 5% of the Company Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, the persons or entities listed below have sole voting and investment power with respect to the shares of the Company Common Stock shown as beneficially owned by them.

                                                      SHARES OF
                                                    COMMON STOCK
     NAME OF                                         BENEFICIALLY         PERCENT
BENEFICIAL OWNER                                       OWNED (1)         OF CLASS
----------------                                       ---------         --------
Paul W. Harrison ...............................      16,840,000(2)        53.0%

Larry Fisher ...................................       2,250,500(3)         7.1%

Nathan Lipson ..................................         100,000(4)           *

Charles Cone, Jr.(5) ...........................       1,509,300            5.0%

Philip E. Spicer ...............................       1,875,000(6)         6.0%

AUBIS, L.L.C (7) ...............................      10,000,000           33.4%

Healthcare Technology
  Investments, L.L.C (7) .......................       5,000,000           16.7%

Jeffrey C. Brenner .............................       1,935,800(8)         6.4%

Directors and executive officers
  as a group (3 persons) .......................      19,190,500           57.1%

* Less than 1% of outstanding shares.

------------------------------

(1) "Beneficial Ownership" includes shares for which an individual, directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date of this Memorandum. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 29,943,021 shares outstanding, except for certain parties who hold presently exercisable options and convertible securities to purchase shares. The percentages for those parties who hold presently exercisable options or convertible securities are based upon the sum of 29,943,021 shares plus the number of shares subject to presently exercisable options or convertible securities held by them, as indicated in the following notes.

(2) Includes 1,750,000 shares of Common Stock subject to presently exercisable stock options, 50,000 shares of Common Stock issuable upon the conversion of outstanding convertible promissory notes held by Mr. Harrison individually and 40,000 shares of Common Stock issuable upon the conversion of outstanding convertible promissory notes held by a corporation controlled by Mr. Harrison. Also includes 10,000,000 shares owned by AUBIS, L.L.C. and 5,000,000 shares owned by Healthcare Technology Investments, L.L.C., which Mr. Harrison has the power to vote by virtue of his position as the President and managing member of these two entities. Mr. Harrison's business address is 9040 Roswell Road, Suite 470, Atlanta, Georgia 30350.

(3) Includes 1,600,000 shares of Common Stock subject to presently exercisable stock options and 50,000 shares of Common Stock issuable upon the conversion of outstanding convertible promissory notes. Mr. Fisher's business address is 9040 Roswell Road, Suite 470, Atlanta, Georgia 30350.

(4) Includes 10,000 shares of Common Stock subject to presently exercisable stock options and 90,000 shares of Common Stock issuable upon the conversion of outstanding convertible promissory notes.

(5) Mr. Cone's business address is 7840 Roswell Road, Suite 304, Atlanta, Georgia 30350.

(6) Includes 1,250,000 shares of Common Stock subject to presently exercisable stock options. Mr. Spicer's business address is 1733 Park Street, Suite 300, Naperville, Illinois 60544.

(7) The business address of AUBIS, L.L.C. and Healthcare Technology Investments, L.L.C. is 3390 Peachtree Road, N.E., Suite 1000, Lenox Towers, Atlanta, Georgia 30326.

(8) Includes 110,800 shares subject to presently exercisable stock options. Mr. Brenner's address is 3581 Sarasota Golf Club Boulevard, Sarasota, Florida 34240.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the acquisition of ASI, AHS and HSI on November 19, 1996, the Company issued 10,000,000 shares of Common Stock to AUBIS, L.L.C. and 5,000,000 shares of Common Stock to Healthcare Technology Investments, L.L.C. (formerly HALIS, L.L.C.). Paul W. Harrison, a director of the Company, serves as the managing member of both AUBIS, L.L.C. and Healthcare Technology Investments, L.L.C. and beneficially owns approximately 25% and 54% respectively, of these two companies.

         On November 18, 1996, the Company entered into a license to a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"). The Company is obligated to pay a license fee 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates. Mr. Harrison serves as the President of PHE and beneficially owns 53.3% of this company. PHE acquired MERAD from Paul Harrison in July 1995. The Company paid $7,259 to PHE in 1996 pursuant to this license agreement.

         When PHE acquired rights in MERAD from Mr. Harrison, Mr. Harrison retained a perpetual royalty free license to MERAD and any enhancements and derivatives thereof (excluding any application software developed utilizing MERAD). On October 1, 1995, PHE licensed MERAD, in its then partially completed state, to HALIS, L.L.C. (who, in turn, licensed MERAD to HSI, which was acquired by the Company in November 1996) in order for HSI to develop proprietary healthcare software (the "License"). As part of the License, HSI agreed to continue developing MERAD and to be a beta site to test MERAD's capabilities and functionality. HSI agreed that any enhancements and modifications to MERAD become the sole and exclusive proprietary property of PHE, subject to HSI's rights to use the same under its License. With the exception of certain licenses to use MERAD, PHE has exclusive ownership rights to MERAD. HSI has agreed to pay an additional $15,000 upon completion of the software according to specifications. In addition, HSI paid sales commissions of $7,259 to Mr. Harrison in 1996.

         As a result of its acquisition of HSI in November 1996, the Company assumed software development and license agreements with OneTree Corporation and MERAD Corporation, both of which are controlled by Paul W. Harrison. Mr. Harrison serves as a director and is an 80% shareholder of OneTree Corporation, and serves as President and is a 21% shareholder of MERAD Corporation. During 1996, $244,915 was paid to OneTree Corporation and $90,000 was paid to MERAD Corporation under these license agreements. The agreement with OneTree Corporation was terminated in January 1997. The development fee payable to MERAD Corporation is $15,000 per month. The MERAD agreement will terminate after the enhancements to the HALIS software are completed, which is expected to occur in 1997.

         In February 1996, the Company entered into a Management Agreement with AUBIS, L.L.C. pursuant to which Mr. Harrison provided management services to the Company in an effort to begin the process of effecting an orderly transition of ASI and AHS to the Company. The Management Agreement was terminated on June 1, 1996. Management fees totaling $50,000 were paid by the Company to AUBIS, L.L.C. pursuant to this agreement. Separately, AHS, ASI and HSI paid management fees to AUBIS, L.L.C. of $85,100 and $76,979 in 1996 and 1995, respectively.

         In February 1996, the Company entered into a Marketing Agreement with AHS pursuant to which AHS distributed the Fisher Restaurant Management System(TM). Pursuant to this agreement, the Company advanced AHS $80,000, which indebtedness was cancelled upon the acquisition of AHS by the Company in November 1996. AHS was previously a wholly-owned subsidiary of AUBIS, L.L.C. which is controlled by Mr. Harrison.

         In 1996, the Company conducted a private placement of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"), some of which were purchased by directors of the Company as follows: Paul W. Harrison and affiliate
- $90,000, Larry Fisher - $50,000; and Nathan Lipson - $90,000. Interest paid on these Notes for 1996 totalled $3,938, $2,747 and $3,631 to Messrs. Harrison, Fisher and Lipson, respectively.

        In addition, as of December 31, 1996, the Company owed $135,000 to Nathan Lipson, a director of the Company. These notes bear interest at rates ranging from 8.75% to 12.0% per year and are due on demand. During 1995 and 1996, $3,222 and $1,200 of interest was paid to Mr. Lipson on these notes. As of December 31, 1996 accrued and unpaid interest on these notes totalled $20,787.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from either (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-14114-A, initially filed with the Securities and Exchange Commission on May 7, 1987, as amended ("S-18"); (ii) the Annual Report on Form 10-K for the year ended January 31, 1991 ("1991 10-K");
(iii) the Annual Report on Form 10-K for the year ended January 31, 1993 ("1993 10-K"); (iv) the Annual Report on Form 10-K for the year ended January 31, 1995 ("1995 10- K"); (v) the Annual Report on Form 10-KSB for the year ended January 31, 1996 ("1996 10-KSB"); or (vi) the Current Report on Form 8-K dated November 19, 1996 ("8-K").



EXHIBIT NO.                      DESCRIPTION OF EXHIBIT
-----------                      ----------------------
 * 2.2            Amended and Restated Agreement and Plan of Merger and
                  Reorganization, dated as of December 13, 1995 and amended and restated as of March 29, 1996, and as further amended on
                  September 27, 1996, among Fisher Business Systems, Inc.,
                  AUBIS, L.L.C., AUBIS Hospitality Systems, Inc., AUBIS Systems
                  Integration, Inc. and certain persons and affiliates of AUBIS,
                  L.L.C. (8-K, Exhibit 2.1)

 * 3.1.1          Articles of Incorporation, as amended (S-18, Exhibit 3.1)

 * 3.1.2          Articles of Amendment filed December 1, 1992 (1993 10-K,
                  Exhibit 3.1.2)

 * 3.1.3          Articles of Amendment filed June 30, 1995 (1995 10-K)

   3.1.4          Articles of Amendment filed November 18, 1996

   3.1.5          Articles of Amendment filed November 26, 1996

 * 3.2            By-laws, as amended (S-18, Exhibit 3.2)

 * 4.1            Form of Common Stock Certificate (S-18, Exhibit 4.1)

  10.1            Employment Agreement dated November 18, 1996, as amended on
                  January 3, 1997, by and between the Registrant HALIS and Paul
                  W. Harrison

  10.2            Employment Agreement dated November 18, 1996, as amended on
                  January 3, 1997, by and between the Registrant and Larry
                  Fisher

  10.3            Sublease dated January 10, 1997 by and between VeriFone, Inc.
                  and the Registrant for lease of office space in Atlanta, Georgia

  10.4            Warrant Agreement, dated November 19, 1996, by and between the
                  Registrant and SunTrust Bank, Atlanta

 *10.5            Form of Employee Trade Secret Agreement (S-18, Exhibit 10.19)

  10.6            License Agreement, dated November 18, 1996, by and between
                  Paul Harrison Enterprises, Inc. and the Registrant

*10.14            401(k) Plan of Registrant adopted January 1, 1991 (1991 10-K,
                  Exhibit 10.16)

*10.19 Stock Purchase Agreement, dated as of March 29, 1996 and amended as of September 27, 1996, between Fisher Business
                  Systems, Inc., HALIS, L.L.C., Paul W. Harrison and James
                  Askew. (8-K, Exhibit 2.2)

*10.20            1996 Stock Option Plan of the Company (1996 10-KSB)

  21.1            Subsidiaries of the Registrant

  23.1            Consent of Habif, Arogeti & Wynne, P.C.

  27.1            Financial Data Schedule


         (b) Reports on Form 8-K.

         The following report on Form 8-K was filed during the fourth quarter of the fiscal year ended December 31, 1996: Current Report on Form 8-K dated November 19, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HALIS, INC.


Date:  April 11, 1997               By: /s/ Larry Fisher
                                       -----------------------------------------
                                       Larry Fisher, President and
                                       Chief Operating Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

           Signature                                                         Date
           ---------                                                         ----
 /s/ Paul W. Harrison                                                   April 11, 1997
------------------------------
Paul W. Harrison
Chairman of the Board and Chief
Executive Officer (Principal Executive and Financial Officer)


 /s/ Larry Fisher                                                       April 11, 1997
------------------------------
Larry Fisher
President and Chief Operating
Officer


 /s/ Philip Hinson                                                      April 11, 1997
------------------------------
Philip Hinson
Vice President - Finance (Principal
Accounting Officer)


 /s/ Nate Lipson                                                        April 11, 1997
------------------------------
Nate Lipson
Director

                                  EXHIBIT INDEX


Exhibit                                                                             Sequential
Number                              Description                                     Page Number
-------           -------------------------------------------------                 -----------
3.1.4             Articles of Amendment filed November 18, 1996

3.1.5             Articles of Amendment filed November 26, 1996

10.1              Employment Agreement dated November 18, 1996, as amended on
                  January 3, 1997, by and between the Registrant HALIS and Paul
                  W. Harrison

10.2              Employment Agreement dated November 18, 1996, as amended on
                  January 3, 1997, by and between the Registrant and Larry
                  Fisher

10.3              Sublease dated January 10, 1997 by and between VeriFone, Inc.
                  and the Registrant for lease of office space in Atlanta, Georgia

10.4 Agreement, dated November 19, 1996, by and between the Registrant and SunTrust Bank, Atlanta

10.6              License Agreement, dated November 18, 1996, by and between
                  Paul Harrison Enterprises, Inc. and the Registrant

21.1              Subsidiaries of the Registrant

23.1              Consent of Habif, Arogeti & Wynne, P.C.

27.1              Financial Data Schedule