Form 10QSB
period 1997-03-31
HALIS INC
filed 1997-05-20
CIK 790733

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


     For Quarterly Period Ended                    Commission File Number:
            March 31, 1997                                  0-16288


                                 HALIS, INC.
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


             Georgia                                         58-1366235
--------------------------------------------------------------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

9040 Roswell Road, Suite 470, Atlanta, Georgia                  30350
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number, including area code:      (770) 641-5555
                                               ---------------------------------

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

                 Yes    X                 No
                     -------                 -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, $.01 Par Value                       32,547,747
       ----------------------------              --------------------------
                   Class                         Outstanding at May 9, 1997

                        PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         HALIS INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                               MARCH 31, 1997

                                   ASSETS


         Current assets

             Cash                                                  $   13,208
             Customer claims and premium funds                        179,052
             Receivables, less allowance for possible losses
                 of $45,091                                           430,405
             Inventories                                               10,178
             Other current assets                                     118,355
                                                                   ----------

                 Total current assets                                 751,198

         Property and equipment, at cost
             Computer equipment                                       191,662
             Office furniture and fixtures                            500,676
             Real estate                                               54,526
                                                                   ----------
                                                                      746,864
             Less accumulated depreciation                           (442,890)
                                                                   ----------
                                                                      303,974
         Other assets
             Deposits                                                  60,092
             Goodwill, net of accumulated
                 amortization of $155,950                           4,163,788
             Capitalized software development costs,
                 net of accumulated amortization of $101,905        1,794,902
             Other intangibles, net of
                 accumulated amortization of $5,507                    19,897
             Officer loans                                            547,791
             Long term investments                                      5,000
                                                                   ----------
                                                                    6,591,470
                                                                   ----------
         TOTAL ASSETS                                              $7,646,642
                                                                   ==========



                             See accompanying notes

                         HALIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1997


                    LIABILITIES AND STOCKHOLDERS' DEFICIT



   Current liabilities
     Convertible notes payable                         $  1,506,000
     Accounts payable and accrued expenses                1,525,902
     Deferred revenue and customer deposits                 565,936
     Payroll and sales taxes payable                        359,792
     Customer claims and premiums payable                   176,101
     Notes payable                                          176,066
     Notes payable - related party                           74,000
     Deferred rent - current                                 78,513
                                                       ------------
                                                          4,462,310

   Long-term debt, net of current portion
     Deferred rent-long term                                 75,551

   Stockholders' equity
     Common stock $.01 par value, 100,000,000
        authorized; 29,941,551 issued and outstanding       299,415
     Additional paid-in capital                          18,645,667
     Stock subscription receivable                         (681,122)
     Accumulated deficit                                (15,148,429)
     Treasury stock                                          (6,750)
                                                       ------------
                                                          3,108,781
                                                       ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  7,646,642
                                                       ============






                            See accompanying notes

                         HALIS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                      COMBINED STATEMENTS OF OPERATIONS
                              OF THE PREDECESSOR
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996



                                                                         [Predecessor]
                                                           1997               1996
                                                         -------            -------

Sales revenue                                         $ 1,320,353         $ 680,076


Costs and expenses
   Cost of goods sold                                     431,085           540,657
   Selling, general, and administrative                 1,486,291           352,162
   Research and development                               284,674            36,817
                                                      -----------         ---------

Operating loss                                           (881,697)         (249,560)

Other income [expenses]
      Gain [loss] on asset disposal                         8,678                 -
      Interest expense                                    (38,379)                -
      Interest income                                       8,334                 -
      Other income                                          8,668                 -
      Merger costs                                        (13,904)                -


Net loss                                              $  (908,300)        $(249,560)
                                                      ===========         =========
Net loss per common share                             $      (.03)
                                                      ===========
Weighted average shares outstanding                    27,744,693
                                                      ===========




                            See accompanying notes

                         HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND
                      COMBINED STATEMENTS OF CASH FLOWS
                          OF THE PREDECEESOR FOR THE
                              THREE MONTHS ENDED
                                MARCH 31, 1996



                                                                                               [Predecessor]
Cash flow from operating activities                                     1997                        1996
                                                                        ----                        ----
      Net loss                                                       $(908,300)                 $(249,560)
      Adjustments to reconcile net loss to
         net cash used by operating activities:
            Depreciation                                                20,313                     20,000
            Amortization                                               232,444                          -
            Changes in assets and liabilities:
              Increase in customer deposit funds                       118,835                          -
              Increase in accounts receivable                         (173,691)                  (286,383)
              Decrease in inventory                                      1,301                      1,727
              Decrease in other current assets                           9,870                     19,370
              Increase in deposits                                     (30,355)                         -
              Increase in accounts payable
                and accrued expenses                                    47,476                    168,926
              Decrease in sales & payroll taxes                         (6,336)                   (54,747)
              Decrease in premiums pay                                (118,835)                         -
              (Decrease)Increase in deferred revenue
                and customer deposits                                  (12,136)                     4,125
              Increase(Decrease) in other current liabilities           29,518                     (6,908)
              Increase in cash overdraft                                     -                     69,848
                                                                     ---------                  ---------
                 Total adjustments                                     118,404                    (64,042)
                                                                     ---------                  ---------
                    Net cash [used] by
                       operating activities                           (789,896)                  (313,602)

Cash flows from investing activities
  Net cost of acquisitions                                             (79,877)                  (138,011)
  Acquisition of fixed assets                                          (56,333)                   (21,158)
  Payments received on officer loans                                     7,592
                                                                     ---------                  ---------
      Net cash provided by investing activities                       (128,618)                  (159,169)

Cash flows from financing activities
(Decrease)Increase in long term debt                                  (205,904)                   344,120
Private placement                                                      417,637                          -
                                                                     ---------                  ---------
      Net cash provided by financing activities                        211,733                    344,120

      Net decrease in cash                                            (706,781)                  (128,651)

Cash, beginning of period                                              719,989                    128,651
                                                                     ---------                  ---------
      Cash, end of period                                            $  13,208                  $       -
                                                                     =========                  =========

                         HALIS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               QUARTERS ENDED MARCH 31, 1997 AND MARCH 31, 1996

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation:

On November 19, 1996, HALIS, Inc. (f/k/a Fisher Business Systems, Inc.) issued 15,000,000 shares (66.8%) of its common stock in exchange for 100% of the capital stock of AUBIS Hospitality Systems, Inc. (AHS), AUBIS Systems Integration, Inc. (ASI), and HALIS Software, Inc. (HSI), which included ProHealth Solutions, Inc.

The acquisitions set out in the preceding paragraph are being accounted for as the reverse acquisition of HALIS, Inc. by an "accounting entity" consisting of AHS, ASI, and HSI [collectively, the Predecessor] because, following the transaction, the former shareholders of AHS, ASI, and HSI are in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of HALIS, Inc. in exchange for the issuance of HALIS, Inc. common stock outstanding before the transaction. The net assets of the Predecessor are accounted for at their historical cost.

In accordance with purchase accounting principles pursuant to Accounting Principles Board Statement No. 16, Business Combinations (APB 16), the Company accounted for the net assets of HALIS, Inc. acquired at the fair value of such net assets as of November 19, 1996.

         As a result of the acquisitions of The Compass Group, Inc. ("Compass"), Software Manufacturing Group, Inc. ("SMG") and American Benefit and Administrative Services, Inc and Third Party Administrators, Inc. ("ABAS/TPA") during the first quarter of 1997, the results of operations for these three acquired companies are included in the Company's consolidated financial statements from their respective dates of acquisition (January 10, January 24 and January 31, respectively) through the period end of March 31, 1997.

Principles of Consolidation

The consolidated financial statements include the accounts of HALIS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The combined financial statements of the Predecessor include the accounts of AUBIS Hospitality Systems, Inc., AUBIS Systems Integration, Inc., HALIS Software, Inc. and ProHealth Solutions, Inc. All significant intercompany accounts and transactions have been eliminated.

Merger Agreements:

During January 1997, the Company effected three merger agreements with companies that have been accounted for as purchases under APB 16 by the Company. It is the opinion of management and legal counsel that these transactions qualify as tax-free reorganizations within the meaning of Section 368 (a) of the Internal Revenue Code of 1986. Management of all companies represent they have no plans or intentions which would adversely affect the operations of any of the companies.

The three companies, and the number of shares of HALIS, Inc. common stock issued in conjunction with these mergers, are as follows:


           The Compass Group, Inc.                           350,000
           The Software Manufacturing Group, Inc.          3,072,000
           American Benefit Administrative Services, Inc.  1,875,000


Additionally, the Company acquired TG Marketing Systems, Inc. on May 2, 1997 through the issuance of 2,388,060 shares of common stock.

Legal expenses associated with completed mergers and acquisitions are capitalized and amortized over 5 years.

Convertible Notes Payable

7% convertible promissory notes were issued in a private placement by the acquired company, HALIS, Inc., in early 1996 and mature January 15, 1998. The notes are convertible into common stock of the Company at any time until their maturity date at $1.00 per share. Forty-three notes were issued by the Company in amounts ranging from $10,000 to $80,000 generating $1,470,000 in proceeds. Additionally, $36,000 of notes were issued in consideration for services rendered to HALIS, Inc. $455,000 of these notes were issued to related parties at terms identical to the terms of notes issued to third parties.


PRIVATE PLACEMENT OF COMMON STOCK:

During 1996 and first quarter of 1997, the Company effected a private placement of shares of common stock in accordance with Regulation D of the Securities and Exchange Commission. The shares were sold at $1.20 per share. For every three shares of stock sold, one common stock warrant was issued to the purchaser, which represents the right to purchase an additional share at $1.75 per share. In aggregate, 1,516,975 shares of common stock and 657,356 warrants were issued, which included an additional 151,698 warrants issued to the placement agent. All warrants expire December 31, 1999. The Company raised $1,638,818 in capital after payment of issuance costs and related fees as of December 31, 1996. An additional $183,000 was raised by the Company in this offering in January 1997.

During the first quarter of 1997, the Company initiated an additional private placement of common stock which provides for the issuance of up to 2,000,000 shares of stock at a price of $1.50 per share. For every three shares of stock sold, one common stock warrant was issued to the purchaser, which represents the right to purchase an additional share at $1.75 per share. As of March 31, 1997, the Company had issued 500,000 shares of common stock and 216,667 common stock purchase warrants (including 50,000 warrants issued to the placement agent) for proceeds of $681,122 which are net of certain placement costs of $68,878.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements of HALIS, Inc. and subsidiaries contained elsewhere herein.

FINANCIAL CONDITION

         Total assets increased $6,508,513 or 472% during the three months ended March 31, 1997, due primarily to goodwill and capitalized software development costs associated with the acquisition of Compass, SMG and ABAS/TPA during the period. In addition, the Company received net proceeds of $417,637
from private placements during the period.   See "- Liquidity and Capital
Resources."

         Current liabilities increased $1,717,645 or 100% during the three months ended March 31, 1997, due primarily to increases is accounts payable and accrued expenses and deferred revenue and customer deposits associated with the acquisitions of Compass, SMG and ABAS/TPA during the period. At March 31, 1997, the Company had a working capital deficit of $3,711,112. The Company's current liabilities include convertible notes payable, due January 15, 1998.

RESULTS OF OPERATIONS

         Revenues, which consist of system sales and services, increased 94% from $680,076 for the three months ended March 31, 1996 ("fiscal 1996") to $1,320,353 for the three months ended March 31, 1997 ("fiscal 1997"), primarily due to revenues contributed by Compass, SMG and ABAS/TPA from their respective dates of acquisition.

         Cost of goods sold decreased $109,572 or 20% during fiscal 1997, as compared to the prior year period, primarily as a result of a shift in product mix away from higher cost hardware and support and in favor of software sales and support.

         Selling, general and administrative expenses increased $1,134,129 or 322% during fiscal 1997, as compared to the prior year period, primarily as a result of corporate overhead related to the acquisitions of Compass, SMG and ABAS/TPA. In addition, amortization expense of $232,444 was recorded during the period, primarily as a result of goodwill and capitalized software development costs associated with the acquisitions of Compass, SMG and ABAS/TPA.

         Research and development expenses increased $247,857 or 673% during fiscal 1997, as compared to the prior year period, primarily as a result of the Company's investment in its proprietary software products and those of SMG.

         Other expenses in fiscal 1997 include interest expense of $38,379 related to the Company's convertible promissory notes and other notes payable, as well as interest on the Company's sales and use tax liabilities. Other expenses also include merger costs of $13,904.

         As a consequence of the increase in selling, general and administrative expenses and research and development expenses during the period, the Company incurred a net loss of $908,300 or $.03 per share for fiscal 1997. This compares to a net loss of $249,560 for fiscal 1996.

         Management believes that the January 1997 acquisitions of Compass, SMG and ABAS/TPA help to position the Company to capitalize on its healthcare software ("HES") product as it is introduced into the various healthcare marketplaces during 1997 and 1998. ABAS, for example, will utilize the HES product in its current healthcare administration business, and will serve what the Company believes will be a substantial market of clients who wish to take advantage of this new technology, but would prefer a transaction fee arrangement, rather than in-house implementation. SMG will continue to market its existing software product to the orthodontics market, and will utilize its sales force to introduce the HES product into the southeastern region of the U.S. Compass will continue to provide technical electronic data processing consulting to a variety of businesses and will, in addition, assist in the development of Business Partner relationships for the marketing of the HES product. Management's acquisition strategy is to grow the business by adding independent business units which will project a positive cash-flow within the first year following acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, operating activities used $789,896 in cash, primarily due to a net loss of $908,300 for the period. The net loss stemmed primarily from the increase in selling, general and administrative and research and development expenses during the period.

         During fiscal 1997, investing activities used $128,618, primarily from the net cost of acquisitions during the period, as well as fixed asset acquisitions.

         Financing activities during fiscal 1997 provided $211,733, primarily the result of proceeds from the issuance of stock in the first quarter of 1997, offset somewhat by a decrease in long-term debt.

         In January 1997, the Company completed a private placement of 1,684,975 shares of Common Stock and 730,156 Warrants, resulting in net proceeds to the Company of approximately $1.8 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, enhance its software products, support the growth of its administrative infrastructure, to fund expenses related to the acquisition of selected healthcare software and service companies and for general corporate purposes.

         Until such time as the Company's healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of the Company, operations will be financed, in part, from outside sources. The Company has engaged Attkisson, Carter & Akers Incorporated, a licensed broker-dealer (the "Placement Agent"), to offer and sell, on a best-efforts basis, up to 2,000,000 shares of Common Stock at a price of $1.50 per share. For each three (3) shares of Common Stock sold in the offering, the Company will also issue a warrant to purchase one share of Common Stock (up to a maximum of 666,667 warrants), exercisable at a price of $1.75 per share. Proceeds from the offering will be utilized by the Company to expand the Company's sales and marketing efforts, expand the Company's services infrastructure, fund expenses related to the acquisition of selected healthcare software, service and systems integration companies and for general corporate purposes. As of May 9, 1997, the Company had issued 766,666 shares of Common Stock and 332,222 Warrants in the offering (including 76,667 Warrants issued to the Placement Agent), resulting in net proceeds to the Company of approximately $800,000.

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

         The Company is in negotiations with a former employee of HSI with respect to the amount of severance owed by HSI pursuant to the employee's employment contract. The parties have reached a preliminary agreement on a settlement of $138,000 (which amount had been accrued by the Company at December 31, 1996), with $50,000 payable in installments through July 1997 and a lump sum payment of $88,000 due August 1, 1997. The lump sum amount may, under certain conditions, be paid in stock of the Company. There can be no assurance, however, that a settlement of this matter will be obtained or, if obtained, will be on the terms described above.

         No provision has been made in the financial statements for any settlements or judgments relating to either of the matters discussed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.
In the event of a material judgment or settlement resulting from either of these matters, the Company would experience an adverse effect on its liquidity. Additionally, all agreements to date for the HES product have been for pilot sites and have contingencies. In the event that the pilot testing identifies substantive modifications to the product which are mandatory for marketplace feasibility, additional development costs and/or delays in launching the product could have a material adverse effect on liquidity.

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

                         PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On January 10, 1997, the Company issued 350,000 shares of Common Stock in connection with the acquisition of The Compass Group, Inc.

         On January 24, 1997, the Company issued 3,072,000 shares of Common Stock in connection with the acquisition of Software Manufacturing Group, Inc.

         On January 31, 1997, the Company issued 1,875,000 shares of Common Stock in connection with the acquisition of American Benefit and Administrative Services, Inc and Third Party Administrators, Inc.

         On January 21, 1997, the Company issued 168,000 shares of Common Stock and 72,800 Warrants, resulting in proceeds of $201,600. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.75 per share. Warrants are exercisable for a period expiring on December 31, 1999. The securities were sold on behalf of the Company by Attkisson, Carter & Akers Incorporated (the "Placement Agent"), who received a commission of 8.0% of the sales price of each share sold in the offering, plus one Warrant to purchase shares of Common Stock for each ten (10) shares of Common Stock sold in the offering. Commissions totaling $16,128 were paid to the Placement Agent and warrants to purchase 16,800 shares of Common Stock were issued to the Placement Agent on January 21, 1997.

         On March 31, 1997, the Company issued 500,000 shares of Common Stock and 216,667 Warrants, resulting in proceeds of $750,000. Each Warrant entitles the holder to purchase one share of Common Stock at a price of $1.75 per share. Warrants are exercisable for a period expiring on December 31, 1999. The securities were sold on behalf of the Company by Attkisson, Carter & Akers Incorporated (the "Placement Agent"), who received a commission of 8.0% of the sales price of each share sold in the offering, plus one Warrant to purchase shares of Common Stock for each ten (10) shares of Common Stock sold in the offering. Commissions totaling $60,000 were paid to the Placement Agent and warrants to purchase 50,000 shares of Common Stock were issued to the Placement Agent on March 31, 1997.

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

ITEM 3.  LEGAL PROCEEDINGS

         Reference is made to the Company's Annual Report on Form 10-KSB for a description of certain actual and threatened legal proceedings involving the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.   The following exhibit is filed with this report:

                27.1 Financial Data Schedule (for SEC use only)

         (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 1997: Current Report on Form 8-K dated January 10, 1997 (reporting acquisition of The Compass Group, Inc.), as amended by Form 8-K/A (Amendment No. 1) dated March 25, 1997; Current Report on Form 8-K dated January 24, 1997 (reporting acquisition of Software Manufacturing Group, Inc.); and Current Report on Form 8-K dated January 31, 1997 (reporting acquisition of American Benefit and Administrative Services, Inc and Third Party Administrators, Inc.).

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HALIS, INC.



Dated: May 19, 1997                  By: /s/ Paul W. Harrison
                                         ---------------------------------------
                                         Paul W. Harrison, Chairman of the Board