Form 10QSB
period 1997-06-30
HALIS INC
filed 1997-08-14
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                             Commission File Number:
      June 30, 1997                                            0-16288


                                   HALIS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Georgia                                           58-1366235
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

9040 Roswell Road, Suite 470, Atlanta, Georgia                  30350
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:  (770) 641-5555
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

                  Yes      X             No
                     ---------------       -----------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     Common Stock, $.01 Par Value                          39,345,357
----------------------------------------         ------------------------------
                Class                            Outstanding at August 11, 1997

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.


                         HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997


                                     ASSETS
CURRENT ASSETS
       Cash                                                $    705,925
       Customer Claims and Premium Funds                        516,453
       Receivable, less allowance for possible losses
            of $47,024                                          944,903
       Inventories                                               10,178
       Other current assets                                      88,848
                                                           ------------
            Total current assets                              2,266,307


PROPERTY AND EQUIPMENT AT COST
       Computer equipment                                       243,908
       Office furniture and fixtures                            333,311
       Leasehold improvements                                     4,840
       Real estate                                               22,973
       Less: accumulated depreciation                          (151,993)
                                                           ------------
            Total property and equipment                        453,039


OTHER ASSETS
       Deposits                                                 122,519
       Goodwill, net of accumulated
            amortization of $376,991                          5,536,274
       Capitalized software development costs,
             net of accumulated amortization of $263,409      3,625,348
       Other Intangibles, net of
           accumulated amortization of $10,007                   15,476
       Notes receivable - related parties                       603,090
       Long term investments                                      5,000
                                                           ------------
            Total other assets                                9,907,707

TOTAL ASSETS                                               $ 12,627,053
                                                           ============

                         HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1997

CURRENT LIABILITIES
       Accounts payable and accrued expenses                      $  1,303,282
       Convertible promissory notes                                  1,506,000
       Line of credit                                                   34,862
       Deferred revenue and customer deposits                          718,818
       Payroll and sales taxes payable                                 384,998
       Premiums payable                                                510,965
       Notes payable                                                   288,786
       Notes payable - related parties                                  94,241
       Obligations under capital lease - current portion                76,617
                                                                  ------------
            Total current liabilities                                4,918,569


LONG-TERM DEBT, NET OF CURRENT PORTION
       Notes payable - related parties                                  99,992
       Obligations under capital lease - net of current portion         95,828
                                                                  ------------
            Total long-term debt                                       195,820


STOCKHOLDERS' EQUITY
       Common stock $.01 par value 100,000,000
            authorized 32,979,413 issued and outstanding               329,794
       Additional paid-in capital                                   22,098,793
       Common stock subscribed                                          13,417
       Accumulated deficit                                         (14,922,590)
       Treasury stock                                                   (6,750)
                                                                  ------------
       Total stockholder's equity                                    7,512,664

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                         $ 12,627,053
                                                                  ============

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND
                        COMBINED STATEMENTS OF OPERATIONS
                     OF THE PREDECESSOR FOR THE THREE MONTHS
                               ENDED JUNE 30, 1996


                                                           PREDECESSOR
                                                 1997          1996
                                            ------------    ---------
SALES REVENUE                               $  2,285,573    $ 622,148


COST AND EXPENSES
     Cost of goods sold                          967,979      275,077
     Selling, general, and administrative      1,893,482      304,914
     Research and development                    423,660       90,106
                                            ------------    ---------
                                               3,285,121      670,097

OPERATING LOSS                                  (999,548)     (47,949)


OTHER INCOME (EXPENSES)
     Gain (loss) on asset disposal                     0      (27,528)
     Interest expense                            (39,113)     (14,166)
     Interest income                              13,973            0
     Other income (expense)                       (5,415)      (7,500)
     Merger costs                                (18,233)           0
     Rental income                                     0        7,700
                                            ------------    ---------
                                                 (48,788)     (41,494)

                                            ------------    ---------
NET LOSS BEFORE INCOME TAXES                ($ 1,048,336)   ($ 89,443)

INCOME TAX PROVISION                        $          0    $       0
                                            ------------    ---------

NET LOSS                                    ($ 1,048,336)   ($ 89,443)
                                            ============    =========

NET LOSS PER COMMON SHARE                   ($      0.03)
                                            ============

WEIGHTED AVERAGE SHARES OUTSTANDING           32,227,220


                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                        COMBINED STATEMENTS OF OPERATIONS
                      OF THE PREDECESSOR FOR THE SIX MONTHS
                               ENDED JUNE 30, 1996

                                                            PREDECESSOR
                                                 1997          1996
                                            ------------    -----------
SALES REVENUE                               $  3,605,926    $ 1,302,224


COST AND EXPENSES
     Cost of goods sold                        1,399,064        815,734
     Selling, general, and administrative      3,379,773        657,076
     Research and development                    708,334        126,923
                                            ------------    -----------
                                               5,487,171      1,599,733

OPERATING LOSS                                (1,881,245)      (297,509)


OTHER INCOME (EXPENSES)
     Gain (loss) on asset disposal                 8,678        (27,528)
     Interest expense                            (77,492)       (14,166)
     Interest income                              22,307              0
     Other income (expense)                        3,253         (7,500)
     Merger costs                                (32,137)             0
     Rental income                                     0          7,700
                                            ------------    -----------
                                                 (75,391)       (41,494)
                                            ------------    -----------

NET LOSS BEFORE INCOME TAXES                ($ 1,956,636)   ($  339,003)

INCOME TAX PROVISION                        $          0    $         0
                                            ------------    -----------

NET LOSS                                    ($ 1,956,636)   ($  339,003)
                                            ============    ===========

NET LOSS PER COMMON SHARE                   ($      0.07)
                                            ============

WEIGHTED AVERAGE SHARES OUTSTANDING           29,822,386

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                        COMBINED STATEMENTS OF CASH FLOWS
                           OF THE PREDECESSOR FOR THE
                                SIX MONTHS ENDED
                                  JUNE 30, 1996



                                                                                              PREDECESSOR
Cash flows from operating activities                                                1997          1996
                                                                                -----------   -----------
     Net loss                                                                   ($1,956,636)   ($339,003)
     Adjustments to reconcile net loss to
         net cash used by operating activities
           Depreciation                                                              68,567        8,835
           Amortization                                                             619,489          515
           Gains (loss) on disposal of assets                                             0       27,528
           Changes in assets and liabilities
                 Decrease (increase) in accounts receivable                        (899,900)    (107,884)
                 Decrease (increase) in receivables-related parties                (541,347)         703
                 Decrease (increase) in customer claims/premium funds              (516,453)           0
                 Decrease (increase) in inventory                                         0          700
                 Decrease (increase) in prepaid expenses/other assets               (78,962)       2,044
                 Decrease (increase) in deposits                                   (106,085)      (4,467)
                 Decrease (increase) in intangible assets                             5,612            0
                 Increase (decrease) in accounts payable
                     & accrued expenses                                             394,622     (255,107)
                 Increase (decrease) in accrued expenses - related parties          (75,784)       5,966
                 Increase (decrease) in sales & payroll taxes                        18,593      (60,886)
                 Increase (decrease) in deferred revenues
                     & customer deposits                                            699,712      (79,862)
                 Increase (decrease) in premiums payable                            510,965            0
                 Increase (decrease) in other current liabilities                         0          690
                 Increase (decrease) in income tax payable                                0       (6,908)
                 Increase (decrease) in accrued salary - officer                          0          600
                       Total adjustments                                             99,029     (467,533)
                                                                                -----------    ---------
                             Net cash provided (used) by operating activities   ($1,857,607)   ($806,536)


                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
                        COMBINED STATEMENTS OF CASH FLOWS
                           OF THE PREDECESSOR FOR THE
                                SIX MONTHS ENDED
                                  JUNE 30, 1996


                                                                                              PREDECESSOR
                                                                                    1997          1996
                                                                                -----------    ---------
Cash flows from investing activities
           Purchase of equipment and furniture                                  ($  461,452)   ($  7,252)
           Net costs of acquisitions                                                (64,077)           0
           Decrease (increase) in long term investments                              (5,000)           0
           Deferred merger costs                                                          0     (169,339)
           Insurance recovery from equipment loss                                         0        5,024
           Proceeds from sale of maintenence contracts                                    0       47,912
                                                                                -----------    ---------
                             Net cash provided (used) by investing activities   ($  530,529)   ($123,655)

Cash flows from financing activities
           Proceeds (net payments) from/on bank lines of credit                 $    34,862    $       0
           Proceeds (net payments) from/on capital leases                           172,445            0
           Proceeds (net payments) from/on notes payable                             78,786      315,051
           Proceeds (net payments) from/on notes payable - affiliates                     0      458,469
           Proceeds (net payments) from/on notes payable - related parties           50,232      (16,101)
           Proceeds (net payments) from/on LT debt - related party                        0       50,000
           Proceeds from private placements                                       2,037,747
                                                                                -----------    ---------
                             Net cash provided (used) by financing activities   $ 2,374,072    $ 807,419

                                  Net increase (decrease) in cash                   (14,064)    (122,772)

Cash, beginning of the period                                                       719,989      128,651

           Cash, end of period                                                  $   705,925    $   5,879

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         On November 19, 1996, HALIS, Inc. (f/k/a Fisher Business Systems, Inc., the "Company") issued 15,000,000 shares (66.8%) of its common stock in exchange for 100% of the capital stock of AUBIS Hospitality Systems, Inc. (AHS), AUBIS Systems Integration, Inc. (ASI), and HALIS Software, Inc. (HSI), which included ProHealth Solutions, Inc.

         The acquisitions set out in the preceding paragraph were accounted for as the reverse acquisition of HALIS, Inc. by an "accounting entity" consisting of AHS, ASI, and HSI (collectively, the "Predecessor") because, following the transaction, the former shareholders of AHS, ASI, and HSI were in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of HALIS, Inc. in exchange for the issuance of HALIS, Inc. common stock outstanding before the transaction. The net assets of the Predecessor are accounted for at their historical cost.

         In accordance with purchase accounting principles pursuant to Accounting Principles Board Statement No. 16, Business Combinations (APB 16), the Company accounted for the net assets of HALIS, Inc. acquired at the fair value of such net assets as of November 19, 1996.

         During January, 1997, the Company effected three merger agreements with companies that have been accounted for as purchases under APB 16 by the Company. As a result of the acquisitions of The Compass Group, Inc. ("Compass"), Software Manufacturing Group, Inc. (SMG), and American Benefit and Administrative Services, Inc. and Third Party Administrators, Inc. (ABAS/TPA), the results of operations for these three acquired companies are included in the Company's Consolidated financial statements from their dates of acquisition (January 10, 24, and 31, respectively) through the period end of June 30, 1997.

         The Company acquired TG Marketing Systems, Inc. (TGM) on May 2, 1997 through the issuance of 2,388,060 shares of its common stock. The results of operations for TGM are included in the Company's Consolidated financial statements from the acquisition date through the period end of June 30, 1997. It is the opinion of management and legal counsel that these transactions qualify as tax-free reorganizations within the meaning of Section 368 (a) of the Internal Revenue Code of 1986. Management of all companies represent they have no plans or intentions which would adversely affect the operations of any of the companies.

         On June 30, 1997, the Company formed HALIS Services, Inc. ("Services"), a wholly owned subsidiary. Simultaneously, the Company performed a legal entity consolidation by merging its Compass, SMG, HSI, AHS, AIS, and TGM subsidiaries into Services. The reorganization was undertaken to simplify the Company's legal structure and facilitate the operational and financial assimilation of the acquisitions.

Principles of Consolidation

         The consolidated financial statements include the accounts of HALIS, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

         The combined financial statements of the Predecessor include the accounts of AHS, ASI, HSI and ProHealth Solutions, Inc. All significant intercompany accounts and transactions have been eliminated.

Merger Agreements:

         Subsequent to the end of the accounting period, the Company closed the following merger transactions:

           Physicians Resource Network (PRN)                  3,733,333 shares
           PhySource Ltd.                                     2,632,611 shares

Legal expenses associated with completed mergers and acquisitions are capitalized and amortized over 5 years. All other merger and acquisition costs are expensed in the period incurred.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General

         The following discussion should be read in conjunction with the consolidated financial statements of HALIS, Inc. and subsidiaries contained elsewhere herein. As a result of the acquisitions of AUBIS Hospitality Systems, Inc. ("AHS"), AUBIS Systems Integration, Inc. ("ASI") and HALIS Software, Inc. ("HSI") in November 1996, which acquisitions were accounted for as a "reverse acquisition," the financial statements of the Company are the financial statements of the "accounting entity," consisting of AHS, ASI and HSI. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of the Company in exchange for the issuance of Company common stock outstanding before the transaction. As a result, the Company's results of operations for the three and six months ended June 30, 1996 consists of the combined operations of AHS, ASI and HSI for period.

         As a result of the acquisitions of The Compass Group, Inc. ("Compass"), Software Manufacturing Group, Inc. ("SMG"), American Benefit and Administrative Services, Inc., Third Party Administrators, Inc. ("ABAS/TPA"), and TG Marketing Systems, Inc. ("TGM") during the first and second quarters of 1997, the results of operations for these four acquired companies are included in the Company's consolidated financial statements from their respective dates of acquisition (January 10, January 24, January 31 and May 2, respectively).

Financial Condition

         Total assets at June 30, 1997 totaled $12,627,053, an increase of $11,488,924 or 1,009% from total assets of $1,138,129 at December 31, 1996. This increase is primarily attributable to the four acquisitions described above, and is reflected in the majority of the Balance Sheet categories. In particular, accounts receivable, net fixed assets, goodwill, and capitalized software development costs all exhibited substantial increases during the period. Total assets also increased during the six month period ended June 30, 1997 as a result of proceeds of $2,037,747 received from the sale of common stock during such period.

         Current liabilities increased from $1,723,955 at December 31, 1996 to $4,918,569 at June 30, 1997. This increase of $3,194,614, or 185%, is again largely attributable to the four acquisitions. The growth in current liabilities also reflects the reclassification of the Company's 7% convertible notes from long term debt, due to their January 15, 1998 maturity.

         Stockholder's equity (deficit) increased from a deficit of $2,091,826 to a positive balance of $7,512,664, a difference of $9,604,490. This difference is attributable to the issuance of 7,685,060 shares of common stock for the four acquisitions, as well as the $2,037,747 raised in private placements of the Company's common stock during the six months ended June 30, 1997.

RESULTS OF OPERATIONS

         Sales revenue increased by $1,663,425 or 267% for the three months ended June 30, 1997, and $2,303,702 or 177% for the six months ended June 30, 1997 as compared to the respective prior year periods. This increase is primarily the result of consolidating the results of the four acquisitions (Compass, SMG, ABAS/TPA and TGM) from their respective acquisition dates (January 10, 24, and 31, and May 2) through the period end of June 30, 1997.

         Cost of goods sold increased $692,902 or 252% in absolute terms for the three months ended June 30, 1997, but declined as a percentage of sales from 44.2% for the three months ended June 30, 1996 to 42.4% for the three months ended June 30, 1997. During the six month period ending June 30, 1997 the Company's cost of goods sold as a percentage of revenue decreased to 38.8% from 62.6% for the same period in the prior year, reflecting the shift in product mix away from lower margin hardware sales and support towards software sales and support. The margin improvement would have been greater without the $169,555 of amortized software development costs included in cost of goods sold amount of $967,979.

         Selling, general and administrative costs increased by $1,588,568 or 521% and $2,722,697 or 414% for the three and the six-month periods ended June 30, 1997, respectively. These increases resulted from the four acquisitions, as well as the Company's investment in its corporate infrastructure to support future growth. Amortization expense totaled $619,489 for the six months ended June 30, 1997, most of which was attributable to goodwill ($220,116) and other intangibles recorded for the acquisitions referenced above and as required by APB 16.

         Research and development costs increased by a total of $333,554 or 370% and $581,411 or 458% for the three and the six-month periods ended June 30, 1997, respectively, reflecting the Company's continued investment in its proprietary software technology.

         The net loss of $1,048,336 and $1,956,636 for the three and the six month periods ended June 30, 1997, respectively, is primarily attributable to increased selling, general and administrative expenses, as well as the increased research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1997, operating activities consumed $1,857,607 of cash, primarily due to the net loss of $1,956,636. As discussed in the previous section, the primary reasons for the net loss are the substantial selling, general and administrative expenses and research and development expenses incurred to fund the corporate infrastructure development, as well as the ongoing investment in the Company's proprietary software products.

         The Company recorded a net decrease in cash of $14,064 during the six months ended June 30, 1997, offsetting the operational losses with proceeds from private placements. Management continues to seek and evaluate potential sources of additional capital to support the Company's expected future growth.

         Financing activities during fiscal 1997 provided $2,374,072, primarily the result of proceeds from the issuance of stock during the six months ended June 30, 1997.

         During 1996 and the first quarter of 1997, the Company effected a private placement of shares of common stock in accordance with Regulation D of the Securities and Exchange Commission. The shares were sold at $1.20 per share. For every three shares of stock sold, one common stock warrant was issued to the purchaser, which represents the right to purchase an additional share at $1.75 per share. In aggregate, 1,516,974 shares of common stock and 657,356 warrants were issued, which included an additional 151,698 warrants issued to the placement agent. All warrants expire December 31, 1999. The Company raised $1,638,818 in capital after payment of issuance costs and related fees as of December 31, 1996.

         An additional $183,405 was raised (net of issuance costs and related fees) in January, 1997 from the sale of 168,000 shares under the aforementioned private placement terms. An additional 72,800 warrants were issued (including 16,800 to the placement agent) in connection with this placement.

         During the first quarter of 1997, the Company initiated an additional private placement (the "Second Placement") of common stock, which provided for the issuance of up to 2,000,000 shares of stock at a price of $1.50 per share. For every three shares of stock sold, one common stock warrant was issued to the purchaser, which represents the right to purchase an additional share at $1.75 per share. As of March 31, 1997, the Company had issued 500,000 shares of common stock and 216,667 common stock warrants (including 50,000 warrants issued to the placement agent) for proceeds of $681,122, which are net of certain placement costs of $68,878.

         During the second quarter of 1997, the Company issued an additional 648,332 shares of common stock and 280,942 common stock warrants (including 64,833 warrants issued to the placement agent) for proceeds of $933,220, which are net of certain placement costs of $85,078. These shares and warrants were issued under the terms of the Second Placement.

         The Company will likely require additional capital or other financing to finance its operations and continued growth. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

         In May 1997, the Company entered into a settlement agreement with a former employee of HSI with respect to the amount of severance owed by HSI pursuant to the employee's employment contract. The parties have reached a settlement of $138,000 (which amount had been accrued by the Company at December 31, 1996), with $50,000 payable in installments through August 1997 and a lump sum payment of $88,000 due September 1, 1997. The lump sum amount may, under certain conditions, be paid in stock of the Company.

         No provision has been made in the financial statements for any settlements or judgments relating to either of the matters discussed herein or in the Company's Annual Report on Form 10- KSB for the year ended December 31, 1996. In the event of a material judgment or settlement resulting from either of these matters, the Company would experience an adverse effect on its liquidity. Additionally, all agreements to date for the HES product have been for pilot sites and have contingencies. In the event that the pilot testing identifies substantive modifications to the product which are mandatory for marketplace feasibility, additional development costs and/or delays in launching the product could have a material adverse effect on liquidity.

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         On May 2, 1997, the Company issued 2,388,060 shares of common stock in connection with the acquisition of TG Marketing Systems, Inc.

         During the period from April 11, 1997 to May 30, 1997, the Company issued 648,332 shares of common stock and 280,942 Warrants to twelve accredited investors, resulting in proceeds of $972,500. Each Warrant entitles the holder to purchase one share of common stock at a price of $1.75 per share. Warrants are exercisable for a period expiring on December 31, 1999. The securities were sold on behalf of the Company by Attkisson, Carter & Akers Incorporated (the "Placement Agent"), who received a commission of 8.0% of the sales price of each share sold in the offering, plus one Warrant to purchase shares of common stock for each ten (10) shares of common stock sold in the offering. Commissions totaling $77,800 were paid to the Placement Agent and warrants to purchase 64,833 shares of common stock were issued to the Placement Agent during the period.

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

ITEM 3.   LEGAL PROCEEDINGS

         Reference is made to the Company's Annual Report on Form 10-KSB for a description of certain actual and threatened legal proceedings involving the Company relating to the suit filed in connection with the termination of the Advanced Custom Computer Solutions, Inc. merger agreement.

         In August 1995, the Company entered into a Finders Fee Agreement with Penny Sellers, pursuant to which the Company agreed to pay Ms. Sellers a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company in respect of transactions introduced to the Company by Ms. Sellers. The compensation payable to Ms. Sellers pursuant to the Finders Fee Agreement is limited to $500,000. In late August 1995, Ms. Sellers introduced the Company to the principals of AUBIS, L.L.C. ("AUBIS"). To date, the Company has paid $19,350 to Ms. Sellers, which represents 10% of the investment made by the principals of AUBIS in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

         Ms. Sellers has claimed that the entirety of a convertible notes offering completed in 1996 (in which an aggregate of $1,470,000 was raised by the Company) would not have been successful but for her introduction of the AUBIS principals to the Company. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all future capital funding raised by the Company (up to the $500,000 maximum compensation). In this regard the Company has recently completed a private placement which raised gross proceeds of approximately $2,000,000. Finally, Ms. Sellers has made a claim for 10% of the value of AHS, ASI, and HSI, which were acquired by the Company in November, 1996. Ms. Sellers filed suit with respect to these claims against the Company, Larry Fisher and Paul W. Harrison on July 13, 1997, in the State Court of Fulton County, Georgia seeking actual damages from the Company and Messrs. Fisher and Harrison in the amount of $480,534.70 and punitive damages from Messrs. Fisher and Harrison in the amount of $1,000,000. The Company' management believes that these claims are outside the scope of the Finders' Fee Agreement and intends vigorously to contest them. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  Exhibits.   The following exhibit is filed with this
report:

                           27.1 Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended June 30, 1997: Amendment No. 1 on Form 8-K/A dated April 16, 1997 to its Current Report on Form 8-K dated January 31, 1997 (reporting acquisition of American Benefit and Administrative Services, Inc and Third Party Administrators, Inc.), and Current Report on Form 8-K dated May 2, 1997 (reporting acquisition of TG Marketing Systems, Inc.).

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HALIS, INC.



Dated: August 13, 1997            By: /s/ Paul W. Harrison
                                      ----------------------------------------
                                      Paul W. Harrison, Chairman of the Board,
                                      Chief Executive Officer and President
                                      (Principal Executive Officer)


Dated: August 13, 1997            By: /s/ Harold J. Williams, III
                                      ----------------------------------------
                                      Harold J. Williams, III, Chief Financial
                                      Officer (Principal Accounting Officer)