Form 10QSB
period 1997-09-30
HALIS INC
filed 1997-11-12
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
   September 30, 1997                                           0-16288


                                   HALIS, INC.
        (Exact name of small business issuer as specified in its charter)


           Georgia                                              58-1366235
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


9040 Roswell Road, Suite 470, Atlanta, Georgia                           30350
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number, including area code:                   (770) 641-5555

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                                  No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock, $.01 Par Value                             44,083,969

          Class                                 Outstanding at November 6, 1997

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997


                          ASSETS

CURRENT ASSETS
     Cash                                                     $   857,382
     Customer claims and premium funds                            235,390
     Receivables, less allowance for possible losses            1,574,098
          of $ 100,205
     Inventories                                                   10,178
    Other current assets                                          125,782
                                                              -----------
        Total current assets                                    2,802,830


PROPERTY AND EQUIPMENT AT COST
     Computer equipment                                           602,626
     Office furniture and fixtures                                615,443
     Leasehold improvements                                        63,674
     Real estate                                                   21,254
     Less: accumulated depreciation                              (234,541)
                                                              -----------
         Total property and equipment                           1,068,456


OTHER ASSETS
     Deposits                                                     133,620
     Goodwill, net of accumulated
          amortization of $ 1,054,142                          13,204,362
     Capitalized software development costs,
          net of accumulated amortization of $ 457,848          3,430,909
     Other Intangibles, net of
          accumulated amortization of $ 24,605                    114,000
     Notes receivable - leases                                     22,343
     Notes receivable - related parties                           609,871
     Long term investments                                        125,000
                                                              -----------
         Total other assets                                    17,640,105

TOTAL ASSETS                                                  $21,511,391

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997


CURRENT LIABILITIES
     Accounts payable and accrued expenses                         $  1,934,976
     Convertible promissory notes                                       500,000
     Line of credit                                                      99,073
     Deferred revenue and customer deposits                             636,136
     Payroll and sales taxes payable                                    207,339
     Premiums payable                                                   233,058
     Notes payable                                                      414,988
     Notes payable - related parties                                     77,366
     Obligations under capital lease - current portion                  115,895
     Other current liabilities                                          257,036
                                                                   ------------
         Total current liabilities                                    4,475,867


LONG-TERM DEBT, NET OF CURRENT PORTION
     Notes payable - related parties                                     13,301
     Obligations under capital lease - net of current portion           221,011
                                                                   ------------
         Total long-term debt                                           234,312

OTHER LONG TERM LIABILITIES - DEFERRED REVENUE                           29,200

STOCKHOLDERS' EQUITY
     Common stock $.01 par value 100,000,000
          authorized 41,762,200 issued and outstanding                  417,622
     Additional paid-in capital                                      33,766,737
     Common stock subscribed                                             15,447
     Accumulated deficit                                            (17,421,044)
     Treasury stock                                                      (6,750)
                                                                   ------------
         Total stockholder's equity                                  16,772,012

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                          $ 21,511,391

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND
                        COMBINED STATEMENTS OF OPERATIONS
                     OF THE PREDECESSOR FOR THE THREE MONTHS
                            ENDED SEPTEMBER 30, 1996


                                                              PREDECESSOR
                                                  1997           1996
                                              -----------     -----------
SALES REVENUE                                 $ 3,313,209       $ 353,865

COST AND EXPENSES
     Cost of goods sold                           996,320         269,243
     Selling, general, and administrative       4,488,021         234,984
     Research and development                     291,159         107,255
                                              -----------       ---------
                                                5,775,500         611,482

OPERATING LOSS                                 (2,462,291)       (257,617)

OTHER INCOME (EXPENSES)
     Interest expense                             (45,129)         (5,500)
     Interest income                                8,966               0
     Other income (expense)                             0         (35,000)
     Rental income                                      0           6,700
                                              -----------       ---------
                                                  (36,163)        (33,800)

                                              -----------       ---------
NET LOSS BEFORE INCOME TAXES                  $(2,498,454)      $(291,417)

INCOME TAX PROVISION                          $         0       $       0

                                              -----------       ---------
NET LOSS                                      $(2,498,454)      $(291,417)
                                              ===========       =========

NET LOSS PER COMMON SHARE                     $     (0.06)
                                              ===========

WEIGHTED AVERAGE SHARES OUTSTANDING            39,540,614
                                              ===========


                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                        COMBINED STATEMENTS OF OPERATIONS
                     OF THE PREDECESSOR FOR THE NINE MONTHS
                            ENDED SEPTEMBER 30, 1996


                                                               PREDECESSOR
                                                  1997             1996
                                              -----------      -----------
SALES REVENUE                                 $ 6,919,135       $1,656,089

COST AND EXPENSES
     Cost of goods sold                         2,395,384        1,084,977
     Selling, general, and administrative       7,867,795          892,060
     Research and development                     999,493          234,178
                                              -----------       ----------
                                               11,262,672        2,211,215

OPERATING LOSS                                 (4,343,537)        (555,126)

OTHER INCOME (EXPENSES)
     Gain (loss) on asset disposal                  8,678          (27,528)
     Interest expense                            (122,621)         (19,666)
     Interest income                               31,273                0
     Other income (expense)                         3,253          (42,500)
     Merger costs                                 (32,137)               0
     Rental income                                      0           14,400
                                              -----------       ----------
                                                 (111,554)         (75,294)

                                              -----------       ----------
NET LOSS BEFORE INCOME TAXES                  $(4,455,091)      $ (630,420)

INCOME TAX PROVISION                          $         0       $        0

NET LOSS                                      $(4,455,091)      $ (630,420)
                                              ===========       ==========

NET LOSS PER COMMON SHARE                     $     (0.14)
                                              ===========

WEIGHTED AVERAGE SHARES OUTSTANDING            32,964,701
                                              ===========

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                       COMBINED STATEMENTS OF CASH FLOWS
                           OF THE PREDECESSOR FOR THE
                               NINE MONTHS ENDED
                               SEPTEMBER 30, 1996


                                                                                          PREDECESSOR
                                                                              1997            1996
                                                                          -----------     -----------
Cash flows from operating activities
  Net loss                                                                $(4,455,091)     $ (630,420)
  Adjustments to reconcile net loss to
      net cash used by operating activities
      Depreciation                                                            147,569           9,141
      Amortization                                                          1,516,536             514
      Gains (loss) on disposal of assets                                        8,678          15,172
      Changes in assets and liabilities
          Decrease (increase) in accounts receivable                       (1,529,095)         28,689
          Decrease (increase) in receivables-related parties                 (548,128)            753
          Decrease (increase) in customer claims/premium funds               (235,390)              0
          Decrease (increase) in inventory                                          0          45,847
          Decrease (increase) in prepaid expenses/other assets               (139,390)            366
          Decrease (increase) in deposits                                    (116,035)         (4,467)
          Decrease (increase) in intangible assets                              5,612               0
          Increase (decrease) in accounts payable
              & accrued expenses                                            1,026,316        (344,613)
          Increase (decrease) in accrued expenses - related parties           (75,784)        (55,863)
          Increase (decrease) in sales & payroll taxes                       (159,066)              0
          Increase (decrease) in deferred revenues
              & customer deposits                                             879,288         (88,818)
          Increase (decrease) in other current liabilities                    257,036           2,181
          Increase (decrease) in income tax payable                                 0         (64,167)
          Increase (decrease) in accrued salary - officer                           0          (6,908)
                Total adjustments                                           1,038,147        (462,173)
                                                                          -----------     -----------
                      Net cash provided (used) by operating activities    $(3,416,944)    $(1,092,593)

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                       COMBINED STATEMENTS OF CASH FLOWS
                           OF THE PREDECESSOR FOR THE
                               NINE MONTHS ENDED
                               SEPTEMBER 30, 1996

                                                                                           PREDECESSOR
                                                                              1997            1996
                                                                          -----------      ----------
Cash flows from investing activities
      Purchase of equipment and furniture                                 $(1,155,871)     $  (10,519)
      Net costs of acquisitions                                               284,827               0
      Decrease (increase) in long term investments                           (125,000)              0
      Deferred merger costs                                                         0        (126,792)
      Insurance recovery from equipment loss                                        0           5,024
                                                                          -----------      ----------
                      Net cash provided (used) by investing activities    $  (996,044)     $ (132,287)

Cash flows from financing activities
      Advances from affiliates                                                      0         506,358
      Proceeds (net payments) from/on bank lines of credit                $    99,073      $        0
      Proceeds (net payments) from/on capital leases                          336,906               0
      Proceeds (net payments) from/on notes payable                           204,988               0
      Proceeds (net payments) from/on notes payable - affiliates                    0         545,748
      Proceeds (net payments) from/on notes payable - related parties         (53,333)        (16,088)
      Proceeds (net payments) from/on LT debt - related party                       0               0
      Proceeds from private placements                                      3,962,747               0
      Issue notes payable - related party                                           0          78,900
                                                                          -----------      ----------
                      Net cash provided (used) by financing activities    $ 4,550,381      $1,114,918

                           Net increase (decrease) in cash                    137,393        (109,962)

Cash, beginning of the period                                                 719,989         128,651

      Cash, end of period                                                 $   857,382      $   18,689


                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         On November 19, 1996, HALIS, Inc. (f/k/a Fisher Business Systems, Inc., the "Company") issued 15,000,000 shares (66.8%) of its common stock in exchange for 100% of the capital stock of AUBIS Hospitality Systems, Inc. ("AHS"), AUBIS Systems Integration, Inc. ("ASI"), and HALIS Software, Inc. ("HSI"), which included ProHealth Solutions, Inc.

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

         During January 1997, the Company effected three merger agreements with companies that have been accounted for as purchases under APB 16 by the Company. As a result of the acquisitions of The Compass Group, Inc. ("Compass"), Software Manufacturing Group, Inc. ("SMG"), and American Benefit and Administrative Services, Inc. and Third Party Administrators, Inc. ("ABAS/TPA"), the results of operations for these three acquired companies are included in the Company's Consolidated financial statements from their dates of acquisition (January 10, 24, and 31, respectively) through the period end of September 30, 1997.

         The Company acquired TG Marketing Systems, Inc. ("TGM") on May 2, 1997 through the issuance of 2,388,060 shares of its common stock. The results of operations for TGM are included in the Company's Consolidated financial statements from the acquisition date through the period end of September 30, 1997. The Company acquired Physician's Resource Network, Inc. ("PRN") on July 7, 1997 through the issuance of 3,733,333 shares of its common stock and PhySource Ltd. ("PhySource") on July 31, 1997 through the issuance of 2,632,611 shares of its common stock. The results of operations for PRN and PhySource are included in the Company's consolidated financial statements from the acquisition date through the period end of September 30, 1997. It is the opinion of management that these transactions qualify as tax-free reorganizations within the meaning of Section 368(a) of the Internal Revenue Code of 1986. Management of all companies represent they have no plans or intentions which would adversely affect the operations of any of the companies.

         On June 30, 1997, the Company formed HALIS Services, Inc. ("Services"), a wholly owned subsidiary. Simultaneously, the Company performed a legal entity consolidation by merging its Compass, SMG, HSI, AHS, ASI, and TGM subsidiaries into Services. The reorganization was undertaken to simplify the Company's legal structure and facilitate the operational and financial assimilation of the acquisitions.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         The following discussion should be read in conjunction with the consolidated financial statements of HALIS, Inc. and subsidiaries contained elsewhere herein. As a result of the acquisitions of AUBIS Hospitality Systems, Inc. ("AHS"), AUBIS Systems Integration, Inc. ("ASI") and HALIS Software, Inc. ("HSI") in November 1996, which acquisitions were accounted for as a "reverse acquisition," the financial statements of the Company are the financial statements of the "accounting entity," consisting of AHS, ASI and HSI. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of the Company in exchange for the issuance of Company common stock outstanding before the transaction. As a result, the Company's results of operations for the three and nine months ended September 30, 1996 consists of the combined operations of AHS, ASI and HSI for period.

         As a result of the acquisitions of Compass, SMG, ABAS/TPA, TGM, PRN and PhySource during the first, second and third quarters of 1997, the results of operations for these six acquired companies are included in the Company's consolidated financial statements from their respective dates of acquisition (January 10, January 24, January 31, May 2, July 7, and July 31, respectively).

FINANCIAL CONDITION

         Total assets at September 30, 1997 totaled $21,511,391, an increase of $20,373,262 from total assets of $1,138,129 at December 31, 1996. This increase is primarily attributable to the six acquisitions described above, and is reflected in the majority of the Balance Sheet categories. In particular, accounts receivable, net fixed assets, goodwill, and capitalized software development costs all exhibited substantial increases during the period. Total assets also increased during the nine month period ended September 30, 1997 as a result of proceeds of $3,962,747 received from the sale of common stock during such period.

         Current liabilities increased from $1,723,955 at December 31, 1996 to $4,505,067 at September 30, 1997. This increase of $2,781,112 is again largely attributable to the six acquisitions.

         Stockholder's equity (deficit) increased from a deficit of $2,091,826 to a positive balance of $16,772,012, an increase of $18,863,838. This difference is attributable to the issuance of 14,051,004 shares of common stock for the six acquisitions, as well as the $3,962,747 raised in private placements of the Company's common stock during the nine months ended September 30, 1997.

RESULTS OF OPERATIONS

         Sales revenue increased by $2,959,344 for the three months ended September 30, 1997, and $5,263,046 for the nine months ended September 30, 1997 as compared to the respective prior year periods. This increase is primarily the result of consolidating the results of the six acquisitions (Compass, SMG, ABAS/TPA, TGM, PRN and PhySource) from their respective acquisition dates through the period end of September 30, 1997.

         Cost of goods sold increased $727,077 in absolute terms for the three months ended September 30, 1997, but declined as a percentage of sales revenue from 76.1% for the three months ended September 30, 1996 to 30.1% for the three months ended September 30, 1997. During the nine month period ending September 30, 1997 the Company's cost of goods sold as a percentage of sales revenue decreased to 34.6% from 65.5% for the same period in the prior year, reflecting the shift in product mix away from lower margin hardware sales and support towards software sales and support. The margin improvement would have been greater without the $457,848 of amortized software development costs included in cost of goods sold for 1997.

         Selling, general and administrative expenses increased by $4,253,037 and $6,975,735 for the three and the nine-month periods ended September 30, 1997, respectively. These increases resulted from the six acquisitions, as well as the Company's investment in its corporate infrastructure to support future growth. Included in selling, general and administrative expenses is amortization expense of $1,516,536 for the nine months ended September 30, 1997, most of which was attributable to goodwill ($1,054,142) and other intangibles recorded for the acquisitions referenced above and as required by APB 16.

         Research and development costs increased by a total of $183,904 and $765,315 for the three and the nine month periods ended September 30, 1997, respectively, reflecting the Company's continued investment in its proprietary software technology.

         The net loss of $2,498,454 and $4,455,091 for the three and the nine month periods ended September 30, 1997, respectively, is primarily attributable to increased selling, general and administrative expenses, as well as the increased research and development costs.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1997, operating activities consumed $3,416,944 of cash, primarily due to the net loss of $4,455,091. As discussed in the previous section, the primary reasons for the net loss are the substantial selling, general and administrative expenses and research and development expenses incurred to fund the corporate infrastructure development, as well as the ongoing investment in the Company's proprietary software products.

         The Company recorded a net increase in cash of $137,393 during the nine months ended September 30, 1997, offsetting the operational losses with proceeds from private placements. Management continues to seek and evaluate potential sources of additional capital to support the Company's expected future growth.

         Financing activities during fiscal 1997 provided $4,550,381, primarily the result of proceeds from the issuance of stock during the nine months ended September 30, 1997.

         In September 1996, the Company completed an offering of $1,506,000 of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"). Interest on the Notes is payable quarterly by the Company and the principal thereof (plus any accrued interest) may, at the option of the holder, be converted into shares of Common Stock at a conversion price of $ 1.00 per share. Any such conversion must be made on or before January 15, 1998. Approximately $1,165,007 of the proceeds of this offering were advanced to AHS, ASI and HSI to support their operations (which advances were accounted for as notes receivable from affiliates), while the balance of the proceeds from the sale of the Notes were utilized to expand the Company's sales and marketing capabilities. The advances to AHS, ASI and HSI were converted to equity upon the acquisition of these companies in November 1996.

         In January 1997, the Company completed a private placement of 1,684,975 shares of Common Stock and 730,156 Warrants, resulting in net proceeds to the Company of approximately $1.8 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, enhance its software products, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies and for general corporate purposes.

         In May 1997, the Company completed a private placement of 1,148,333 shares of Common stock and 497,609 Warrants, resulting in net proceeds to the Company of approximately $1.5 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies and for general corporate purposes.

         In September 1997, the Company completed a private placement of 1,779,000 shares of Common Stock and 194,667 Warrants, resulting in net proceeds to the Company of approximately $1,925,000. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies and for general corporate purposes.

         On September 30, 1997, the Company issued 1,006,000 shares of Common Stock upon the conversion by holders of $1,006,000 in principal amount of the Notes. Following the conversion, $500,000 in principal remained outstanding under the Notes. In addition to reducing future quarterly cash interest expense by approximately $20,000, the Note conversion eliminated the obligation of the Company to repay the principal sum of $1,006,000 at maturity on January 15, 1998. Also on September 30, 1997, the Company issued approximately 200,051 shares of Common Stock upon the conversion by certain creditors of approximately $200,051 of principal and accrued interest.

         The Company will require additional capital or other financing to finance its operations and continued growth. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

         No provision has been made in the financial statements for any settlements or judgments relating to either of the matters referenced in Item 3 herein. In the event of a material judgment or settlement resulting from either of these matters, the Company would experience an adverse effect on its liquidity. Additionally, all agreements to date for the HES product have been for pilot sites and have contingencies. In the event that the pilot testing identifies substantive modifications to the product which are mandatory for marketplace feasibility, additional development costs and/or delays in launching the product could have a material adverse effect on liquidity.

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

RECENT DEVELOPMENTS

         On August 20, 1997, the Company and HealthWatch, Inc. ("HealthWatch") entered into a Subscription and Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase up to 50,000 shares of Series H Preferred Stock (the "HealthWatch Preferred Stock") of HealthWatch for an aggregate consideration of up to $300,000, depending on the number of shares of HealthWatch Preferred Stock purchased. Each share of HealthWatch Preferred Stock may be converted at any time at the option of the holder thereof into twenty shares of the common stock of HealthWatch (the "HealthWatch Common Stock"). HealthWatch is a developer, manufacturer and distributor of medical instrumentation used in infusion therapy and vascular diagnosis.

         From August 20, 1997 through September 22, 1997, the Company purchased an aggregate of 20,833 shares of HealthWatch Preferred Stock for $125,000. The HealthWatch Preferred Stock purchased by the Company is presently convertible into an aggregate of 416,666 shares of HealthWatch Common Stock, or 8.9% of the outstanding HealthWatch Common Stock. The Company is not obligated and does not have the present intent to purchase additional shares of the capital stock of HealthWatch. The Company is accounting for the HealthWatch Preferred Stock as a long-term investment.

         The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch, and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1997 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. Since the execution of the Letter of Intent, the Company and HealthWatch abandoned the proposed merger between the two companies and instead pursue a joint venture and co-marketing arrangement.

         In return for the Company's HealthWatch Preferred Stock investment of $125,000, viewed by both companies as demonstrating the Company's commitment to the joint venture, the Company anticipates that it will have use of the HealthWatch facility in California and access to additional support and distribution resources on the West Coast. The co-marketing arrangement contemplates shared sales prospects by the Company and HealthWatch with a commission or revenue arrangement to be structured. HealthWatch will provide technology, including the management of digitalized information from its devices, and an integration database engine for connection at the point of care. Management believes that this will provide an automated link to the HALIS Healthcare Enterprise application system for faster and more accurate information transfer.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On July 7, 1997, the Company issued 3,733,333 shares of common stock in connection with the acquisition of Physician's Resource Network, Inc. and on July 31, 1997, the Company issued 2,632,611 shares of common stock in connection with the acquisition of PhySource, Ltd.

         During the quarter ended September 30, 1997, the Company issued 111,667 shares of Common Stock for payment of certain obligations.

         During the period from July 16, 1997 to September 30, 1997, the Company issued 1,779,000 shares of Common Stock and 194,667 Warrants, resulting in proceeds of $1,925,000. Each warrant entitles the holder to purchase one share of common stock at a price of $1.35 per share. Warrants are exercisable for a period expiring on December 31, 1999. On September 30, 1997, $1,006,000 in 7% convertible notes were converted by their holders into 1,006,000 shares of the Company's common stock. An additional $200,051 in debt was exchanged for 200,051 shares of the Company's common stock by various holders.

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

ITEM 3.  LEGAL PROCEEDINGS

         Reference is made to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 for a description of certain legal proceedings involving the Company relating to the termination of the Advanced Custom Computer Solutions, Inc. merger agreement.

         Reference is made to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997 for a description of certain legal proceedings involving the Company relating to certain claims made by Penny Sellers.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits. The following exhibit is filed with this report:

                           27.1 Financial Data Schedule (for SEC use only)

                  (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the quarter ended September 30, 1997: (1) Amendment No. 1 on Form 8-K/A dated July 16, 1997 to its Current Report on Form 8-K dated May 2, 1997 (filing TG Marketing Systems, Inc. financial information); (2) the Company's Current Report on Form 8-K dated July 7, 1997 (reporting acquisition of Physician's Resource Network, Inc.); (3) the Company's Amendment No. 1 on Form 8-K/A dated September 18, 1997 to its Current Report on Form 8-K dated July 7, 1997 (filing Physicians Resource Network financial information); and (4) the Company's Current Report on Form 8-K dated July 31, 1997 (reporting acquisition of PhySource Ltd.).

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HALIS, INC.



Dated: November 7, 1997             By: /s/ Paul W. Harrison
      ------------------               ----------------------------------------
                                       Paul W. Harrison, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


Dated: November 7, 1997             By: /s/ Harold J. Williams, III
      ------------------               ----------------------------------------
                                       Harold J. Williams, III, Chief Financial
                                          Officer (Principal Accounting Officer)