Form 10QSB/A
period 1997-09-30
HALIS INC
filed 1998-02-05
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
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
                               NINE MONTHS ENDED
                               SEPTEMBER 30, 1996


                                                                                          PREDECESSOR
                                                                              1997            1996
                                                                          -----------     -----------
Cash flows from operating activities
  Net loss                                                                $(4,455,091)     $ (630,420)
  Adjustments to reconcile net loss to
      net cash used by operating activities:
      Depreciation                                                            144,648           9,141
      Amortization                                                          1,346,916             514
      Gains (loss) on disposal of assets                                        8,678          15,172
      Changes in assets and liabilities
          Decrease (increase) in accounts receivable                         (485,136)         28,689
          Decrease (increase) in receivables - related parties                   (336)            753
          Decrease (increase) in notes receivables - leases                     6,257               0
          Decrease (increase) in customer claims/premium funds               (235,390)              0
          Decrease (increase) in inventory                                      1,301          45,847
          Decrease (increase) in prepaid expenses/other assets               (150,216)            366
          Decrease (increase) in deposits                                     (95,666)         (4,467)
          Decrease (increase) in intangible assets                           (144,748)              0
          Increase (decrease) in accounts payable
              & accrued expenses                                            1,825,258        (344,613)
          Increase (decrease) in accrued expenses - related parties           (75,784)        (55,863)
          Increase (decrease) in sales & payroll taxes                       (459,182)              0
          Increase (decrease) in deferred revenues
              & customer deposits                                             109,215         (88,818)
          Increase (decrease) in premiums payable                                   0               0
          Increase (decrease) in other current liabilities                    228,863           2,181
          Increase (decrease) in income tax payable                                 0         (64,167)
          Increase (decrease) in accrued salary - officer                           0          (6,908)
                                                                          -----------     -----------
                      Net cash provided (used) by operating activities    $(2,430,413)    $(1,092,593)

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                       COMBINED STATEMENTS OF CASH FLOWS
                           OF THE PREDECESSOR FOR THE
                               NINE MONTHS ENDED
                               SEPTEMBER 30, 1996

                                                                                           PREDECESSOR
                                                                              1997            1996
                                                                          -----------      ----------
Cash flows from investing activities
      Purchase of equipment and furniture                                   ($290,835)       ($10,519)
      Net costs of acquisitions                                                     0               0
      Decrease (increase) in long term investments                           (120,000)              0
      Deferred merger costs                                                         0        (126,792)
      Insurance recovery from equipment loss                                        0           5,024
      Proceeds from sale of maintenance contracts                                   0               0
                                                                          -----------      ----------
                      Net cash provided (used) by investing activities      ($410,835)      ($132,287)

Cash flows from financing activities
      Advances from affiliates                                                      0         506,358
      Proceeds (net payments) from/on bank lines of credit                $    39,073       $       0
      Proceeds (net payments) from/on capital leases                          197,184               0
      Proceeds (net payments) from/on notes payable                          (551,728)              0
      Proceeds (net payments) from/on convertible promissory notes            500,000               0
      Proceeds (net payments) from/on notes payable - affiliates                    0         545,748
      Proceeds (net payments) from/on notes payable - related parties      (1,168,635)        (16,088)
      Proceeds (net payments) from/on LT debt - related party                       0               0
      Proceeds from private placements                                      3,962,747               0
      Issue notes payable - related party                                           0          78,900
                                                                          -----------      ----------
                      Net cash provided (used) by financing activities    $ 2,978,641      $1,114,918

                           Net increase (decrease) in cash                    137,393        (109,962)

Cash, beginning of the period                                                 719,989         128,651

      Cash, end of period                                                 $   857,382      $   18,689


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

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1997, operating activities consumed $2,430,413 of cash, primarily due to the net loss of $4,455,091. As discussed in the previous section, the primary reasons for the net loss are the substantial selling, general and administrative expenses and research and development expenses incurred to fund the corporate infrastructure development, as well as the ongoing investment in the Company's proprietary software products.

         The Company recorded a net increase in cash of $137,393 during the nine months ended September 30, 1997, offsetting the operational losses with proceeds from private placements. Management continues to seek and evaluate potential sources of additional capital to support the Company's expected future growth.

         Financing activities during fiscal 1997 provided $2,978,641, primarily the result of proceeds from the issuance of stock during the nine months ended September 30, 1997.

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



Dated: February 5, 1998             By: /s/ Paul W. Harrison
      ------------------               ----------------------------------------
                                       Paul W. Harrison, Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


Dated: February 5, 1998             By: /s/ Harold J. Williams, III
      ------------------               ----------------------------------------
                                       Harold J. Williams, III, Chief Financial
                                          Officer (Principal Financial Officer)