Form 10KSB
period 1997-12-31
HALIS INC
filed 1998-04-15
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1997


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

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.( )

         Revenues for the fiscal year ended December 31, 1997: $10,134,586

         The aggregate market value of the Common Stock of the Registrant held by nonaffiliates of the Registrant (approximately 22,864,883 shares) on April 10, 1998 was approximately $5,716,221. The aggregate market value was computed by reference to the average of the bid and asked prices of the Common Stock on the OTC Bulletin Board on April 10, 1998. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered to be affiliates of the Registrant at that date.

         The number of shares outstanding of the Registrant's Common Stock as of April 10, 1998 was 47,395,835 shares.

         DOCUMENTS INCORPORATED BY REFERENCE

         None

         Transitional Small Business Disclosure Format (check one):

         Yes     No  X
             ---    ---

                                     PART I

ITEM 1. BUSINESS

GENERAL

         HALIS, Inc. ("HALIS" or the "Company") based in Atlanta, Georgia, is a supplier of information technology and services, focusing on the healthcare industry. HALIS currently is implementing a corporate strategy, which combines external acquisitions and internal sales growth, including the development of business partner relationships.

         HALIS currently has offices in Atlanta, Chicago and Tampa. The Atlanta operation includes sales, service, and consulting functions, and currently serves as the HALIS national Customer Service Center. The Chicago facility performs healthcare technology-driven services, and the Tampa office provides management, billing and related administrative services to healthcare providers.

         Utilizing advanced healthcare models and information technology not previously available to the marketplace, HALIS has developed HALIS Healthcare Enterprise System ("HES"), a single program for the healthcare industry. The HES integrates all of the major functions needed by clinics, hospitals, practices, payers, long term care facilities, laboratories, pharmacies and home healthcare, the eight major markets in which HALIS competes. HALIS is currently building out the specific features required by each of these eight markets. Subsets of or all of the HES can be used by each of these markets and can be combined to provide a complete solution for integrated healthcare delivery networks. These networks are being formed by hospitals, clinics, payers, practice management companies, individual practices, and other entities which are involved in the delivery and management of healthcare services.

         The Company's systems business will be targeted to healthcare industry participants such as physician practices, HMO's, home healthcare providers and hospitals. The Company expects to capitalize on the healthcare industry's demand for more software variety, updates, convenience, lower pricing, and better support services. In addition, the Company will provide information systems to management companies to help manage their point-of-care information. For example, the Company will provide an information system to managed care organizations that will aid in managing the networks of medical practices.

RECENT DEVELOPMENTS

         The Company's 1997 operating losses, negative operating cash flow, and the sale of certain businesses resulted in the need for a restructuring program. The Company has implemented a restructuring program to reduce its fixed costs and move the Company towards profitability. The Company does not anticipate that it will record a restructuring reserve related to these actions. As part of this program, the Company consolidated its three Atlanta offices into a single location on March 1, 1998. In addition to eliminating certain leases and redundant occupancy costs, this move is also expected to produce synergistic benefits among employees. See "Item 2 - Description of Property."

         The Company has also realigned its executive structure. Effective March 1, 1998, Harold J. Williams, III and James E. Clements, who served as the Company's Chief Financial Officer and Controller, respectively, resigned and became consultants to the Company with respect to certain financial and accounting matters. Also effective March 1, 1998, Joseph H. Neely and Ken Lopez, who served as the Company's Chief Operating Officer and Vice President of Sales, respectively, left the Company to form their own sales and marketing organization that is under contract to provide certain sales and marketing services to the Company. In addition, the remaining executive officers have deferred all or part of their salaries until the Company achieves a positive cash flow or receives additional outside capital. Overhead was further reduced by the elimination of five other corporate office employees.

         Thus far in 1998, the Company has had limited success entering into contracts for the sale of the HES product. The Company continues to focus on the sale of HES software, which the Company believes will continue to gain market acceptance. In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure.

         The Company estimates that it incurred negative cash flow of approximately $700,000 from January 1, 1998 to February 28, 1998. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing approximately $490,000 in accounts payable of the approximate $950,000 of accounts payable as of February 28, 1998. Certain of these payment terms continue through August 1998. The remaining accounts payable not subject to payment terms are managed on a case by case basis. The Company's cash balance at March 31, 1998 was approximately $300,000. Management anticipates decreased operating expenses through the reduction in the number of employees and increased revenue by the third quarter from HES sales. Additionally, the Company has identified the need for an immediate capital infusion of $1.3 million, of which $968,000 has been raised as of April 14, 1998, primarily in the form of convertible debentures. Based on the Company's current cash usage, this $1.3 million should last through June 30, 1998 at which time the Company must be cash flow positive or additional capital will be required. See "-Factors Affecting Future Performance."


COMPANY BACKGROUND

         The predecessor of HALIS, Fisher Business Systems, Inc. ("Fisher") was organized in 1979 by Larry Fisher to provide vertical software applications for potential business users of IBM minicomputers. The initial applications provided by Fisher consisted principally of business management software directed at a variety of different businesses, including pharmacies, supermarkets and general retail, as well as restaurants. Spurred by the introduction of the IBM Personal Computer, or "PC," Fisher developed its own proprietary PC-based business applications software in 1984. At the same time, Fisher's previously diffuse marketing approach was restructured to focus on its most successful market niche
- the restaurant industry.

         Due to a downturn in its business in 1994, Fisher was unable to commit sufficient resources to continue research and development of its products to keep pace in the hospitality market place, undermining its competitive position. In 1995, Fisher's Board of Directors concluded that Fisher needed a significant shift in its strategic plan to continue in business. As a consequence, Fisher developed a strategy to grow its business through the acquisition of select software companies in the hospitality and healthcare markets. See "Company Strategy."

         Pursuant to this strategy, HALIS, (f/k/a Fisher Business Systems, Inc.) issued 15,000,000 shares (66.8%) of its common stock in exchange for 100% of the capital stock of AUBIS Hospitality Systems, Inc. ("AHS"), AUBIS Systems Integration, Inc. ("ASI"), and HALIS Software, Inc. ("HSI"), which included

ProHealth Solutions, Inc., on November 19, 1996. The acquisitions were accounted for as the reverse acquisition of HALIS, Inc. by an "accounting entity" consisting of AHS, ASI, and HSI (collectively, the "Predecessors") because, following the transaction, the former shareholders of AHS, ASI, and HSI were in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of HALIS, Inc. in exchange for the issuance of HALIS, Inc. common stock outstanding before the transaction. The net assets of the Predecessors are accounted for at their historical cost. In accordance with purchase accounting principles pursuant to Accounting Principles Board Statement No. 16, "Business Combinations" (APB 16), the Company accounted for the net assets of HALIS, Inc. acquired at the fair value of such net assets as of November 19, 1996.

         The Company made three additional acquisitions in January 1997, one additional acquisition in May 1997, and two additional acquisitions in July 1997. See "- Acquisitions." The Company made three dispositions in December 1997. See "- Recent Dispositions."

INDUSTRY BACKGROUND

         The healthcare industry is undergoing change at an unprecedented rate. Hospitals are buying physician practices; individual practices are combining their efforts and forming independent practice associations; physician practice management and service companies ("MS0's") are either buying or managing groups of practices and clinics; and insurance companies are entering many of these markets.

         The implications of these changes are numerous, but one of the key factors in the success of each of these organizations is the availability of information throughout the organization, beginning at the point of service. It is estimated that as many as 90 manual steps are required to service a patient and process a claim generated by an office visit. The process is fraught with error. The physician often does not know all of the patient's history, and if and how much he or she will be paid for the performance of a given service due to the complexities in the benefit plans and management contracts under which the practice operates.

         As a result of the new healthcare environment, management expects significant increases in spending on healthcare technology and related services over the next several years. According to published research reports, the industry has historically spent approximately two to three percent of its revenues on information technology and services, compared to six to ten percent of revenues for companies in other information intensive industries. Management believes that, over the next several years, spending on healthcare technology and related services will approach the levels experienced by other industries. This trend, combined with the overall growth of the healthcare industry, is expected by management to yield significant opportunities for companies who deliver information technology products and services to the healthcare market.

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

         To deliver care in a more cost-effective manner, providers are forming integrated health delivery networks that may include acute-care hospitals, physicians offices, outpatient clinics, homecare, and long-term care facilities. The success of these comprehensive delivery networks is dependent upon, among other things, effectively managing and delivering information to caregivers and managers across multiple points of care.

         Traditionally, the hospital information systems market has been the largest segment of healthcare information services. According to industry analysts, the healthcare industry spent approximately $10 billion for products and services to support automated information systems in 1995, and the market is expected to reach $28 billion by the year 2000.

         The current market of healthcare and related businesses in the United States is estimated to be more than $1 trillion. International markets provide even greater opportunity. The immediate domestic market potential for the Company's software products and technology services is estimated to be a universe of 3.4 million businesses representing more than $15 billion in annual revenue.

         In addition to this expanding market opportunity, the demand for healthcare information systems is also increasing as hospitals and other providers come under increased pressure to quantify and control their costs. As a result, many providers are spending more on systems to enable them to access such information. According to the 1996 Annual HIMSS/HP Leadership Survey, an industry survey conducted by Hewlett Packard at the Healthcare Information and Management Systems Society conference, 63% of the respondents stated that their information system investments will increase at a rate of 20% or more, and 24% indicated budget growth of over 50%.

         Healthcare information systems are evolving to meet the needs of a changing marketplace. Initially, these systems were financially oriented, focusing on the ability to capture charges and generate patient bills. However, as reimbursement has shifted more towards risk sharing and capitation, providers and payers are seeking to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization. Each of these goals requires the collection, analysis and interpretation of clinical and financial information related to the delivery of healthcare.

         Management believes that the availability of a complete, timely and cost-effective patient focused information system is essential to controlling costs, while providing high quality patient care. Sources of patient information usually include a number of different sites; therefore, current and historical paper records must be made available by computer to all points-of-care. All participants in the delivery network need information systems that can capture data at the point-of-care, communicate data across the continuum of care, and process and store the large volumes of data necessary for the development of the computer-based, longitudinal patient record.

         Information technology in healthcare has historically had a "bottoms up" approach. Software applications such as billing, admissions, claims processing, patient registration, medical records, contract management, and others were developed individually, using rigid programming techniques. Over time, many of these systems were "interfaced" to each other in order to provide a more complete solution. The piecing together of these disparate applications, however, has caused significant problems in the development, implementation, and enhancement of these systems. Each time a change is made to one application, the other applications, normally written by different groups of people, have to be changed to maintain the "interface." This process results in long lead times, and higher costs to acquire, maintain, and upgrade systems.

         It is not uncommon for a hospital to have more than 10 different application systems (up to 50 in larger hospitals) installed to perform the functions of admissions, billing, patient registration, insurance processing, internal reporting, laboratory information, pharmacy records, contract management, and eligibility. A typical single software application (including integration testing and conversion) can cost in excess of $200,000. Annual software support for multiple applications can run as much as $600,000 or more, and changes to the software programs create additional charges to the hospital. Physician practices face the same situation on a smaller cost scale, spending up to $20,000 or more for initial software license fees, plus support and customization.

         There are estimated to be approximately 120 million combinations of computer instructions required to support today's healthcare industry with enterprise-wide application solutions. Using traditional "hard coding" of computer instructions, this simply cannot practically be done. Therefore, most systems in the market today have difficulty producing the total solution that the changing healthcare environment demands. Traditional programming techniques do not offer a quality, cost effective path to the future for today's customers.

THE HALIS HEALTHCARE ENTERPRISE SYSTEM

         HALIS has developed an advanced healthcare information model and a single program for the healthcare industry, the HALIS Healthcare Enterprise System ("HES"). Using superior healthcare information models and advanced database techniques, HALIS offers a totally integrated, not interfaced, top down approach to healthcare information systems. The HES can be used in its entirety for an integrated healthcare delivery network, or subsets can be used for clinics, hospitals, practices, payers, long term care facilities, laboratories, pharmacies, and home healthcare providers.

         The Company's HES uses a fifth generation database system that manages data through its integrated multimedia-object, open database compliant (ODBC), and SQL-relational database. The HES technology platform consists of five major integrated parts: (i) the graphical end-user interface, (ii) the program object processor, (iii) the multimedia object database, (iv) the SQL relational and open database driver, and (v) the communications network manager.

         The HES provides a direct connection between the consumer or end-user and the ready-to-use database driven system. Program data and instruction can be added in an automated manner without traditional programming knowledge. Currently, competing software technology in the healthcare industry requires technical expertise to connect data and processing instructions to a running program.

         The HES' ability to respond to conditions and changes makes it appealing to healthcare industry participants. Programmer coded instructions or computer generated coded instructions often exceed the computer workstation capacity. Therefore, management believes that the conditions and processing needs are not included in the currently available commercial systems, and a great deal of the processing must be handled manually. The HES is designed to handle the processing conditions and needs of the healthcare industry.

         HALIS has eliminated more than 90% of the programming effort and duplicity that other systems have required by placing most of the program logic into its database. Instead of literally thousands of "if/then" programming statements for each healthcare event, which require significant personnel and computer time to execute, the HES directly locates the relevant mathematical and decision operations and relationships in the database. In addition, the HES is designed to allow the user to update most items in the database directly, virtually eliminating the user's dependence on the software supplier to make such changes.

         The HES also eliminates the need for the redundant data found in other systems. It is estimated that more than half, and possibly up to 80% of the information used by each individual software application is the same information required by every other application in the system. The HES utilizes the relational database concept to eliminate this redundancy and streamline the development, enhancement and operational process dramatically.

         The HALIS technology provides a new level of economies in the production and maintenance of healthcare systems. HALIS systems are being sold at over 50% less than competitive systems, with a huge corresponding reduction in maintenance and support costs. HALIS' cost to continuously add new features and functions to its system will be substantially below today's market costs, since there is only one system to modify, not up to 10 or more disparate systems. HALIS will use videoconferencing and the Internet to deliver training, product support, sales support and customer service. Each of these techniques is designed to improve user satisfaction and lower costs.

         In 1998, HALIS will focus on three of the eight primary markets it expects to penetrate: physician practices, including individual, group and combinations; clinics; and healthcare payers. During 1997 the HALIS Practice Management System (a subset of HES) was installed in the field as pilot sites, and is available for sale today to practices and practice management organizations. The software enables users to add day-to-day changes in patient data, billing criteria, and clinical management in one system. Management believes that the principal benefits of the software include: (i) centralization of patient data, (ii) coverage verification, (iii) increased collections, (iv) lower billing costs, and (v) higher quality clinical data. There are about fifty functions provided including registration, medical records, patient encounters, billing, managed care, reports and system support.

         The HALIS Payer System (another subset) is installed in a pilot site and is expected to be ready for general release in 1999. The HALIS HES Clinic System (another subset) is currently being sold as pilots and is expected to be ready for general release during 1998. A pilot site is a customer who acknowledges that while the particular HALIS system being offered is functionally complete, it must be field tested in an operational environment, where additional features may be added to further enhance its usability.

         The HES was developed by the Company through the healthcare prototype licensed from Paul Harrison Enterprises, Inc. ("PHE") which is controlled by the Chairman and Chief Executive Officer of the Company. In November 1996, the Company entered into a perpetual, non-exclusive transferable license with PHE to utilize proprietary technology known as MERAD ("MERAD") for a license fee of 10% of gross revenues generated from MERAD and any derivatives thereof by the Company or any of its affiliates. In July 1995, PHE acquired from Paul Harrison, the Chairman of the Board, Chief Executive Officer and President of the Company, certain algorithms and concepts for the creation of an advanced artificially intelligent software tool called "MERAD," a tool utilized to develop application software. Through the use of artificial intelligence, MERAD can substantially decrease the development time necessary to create and debug application software. The Company uses MERAD to develop the HES.

SERVICE BUSINESSES

         As a complement to its technology product, HES, the Company delivers healthcare and business services through its business units Physicians Resource Network ("PRN"), American Benefit Administrative Services and Compass. PRN is located in Tampa, Florida and delivers physician practice management services. American Benefit Administrative Services is located in Chicago, Illinois and provides third party claims administration and related services. Compass is located in Atlanta, Georgia and provides information technology consulting.

COMPANY STRATEGY

         The Company is currently focused on the point of service system business in the healthcare industry (e.g., physician practices, MSO's and other managed care organizations) and is expanding to larger markets such as clinics and hospitals. Management believes that the Company benefits from the flexibility of the Company's technology and the fact that the Company has no "legacy" systems to maintain, enhance, or otherwise invest in. Management believes that the flexibility of the Company's healthcare software will allow the Company to keep up with user demand for updates to health plan changes, management contract revisions, availability of new pharmaceutical products, and changes in managed care-driven plans and practices. Moreover, the Company should be able to deliver integrated software to virtually every healthcare market segment including medical practices, home health agencies, hospitals, clinics, long-term care, labs, pharmacies, and payers.

         The Company's strategy is to offer its customers a complete solution to their healthcare information needs. HALIS will use its technological advantages to produce and sell lower cost application software, and will provide healthcare information outsourcing and consulting services to augment its software products. In addition, the Company should be able to deliver a turnkey solution to healthcare organizations through its ability to implement customized computer hardware, communication networks, and other systems integration services.

         The Company will address the healthcare industry's needs by automating the production and maintenance of software for all healthcare market segments through its own version of an automated factory based on the advanced database technology. Management believes that several competitors have attempted to create one technology to build software for multiple healthcare segments but have had limited success. The Company believes that the advanced database technology will be instrumental in automating and integrating the healthcare industry's information cycle.

         The Company believes that it will have an advantage over its competitors because its product "engines" -- the integrated healthcare software product and its information technology core -- are expected to be effective in keeping pace with the ongoing market changes in healthcare. Management believes that many competitors currently have fragmented inflexible healthcare software that fails to meet the needs of healthcare companies.

         HALIS believes that distribution channels for its software products are enhanced by acquiring healthcare information service companies and developing strategic partnerships with market segment participants. However, the implementation of HALIS' acquisition strategy in fiscal 1997 did not produce desired results; some acquisitions resulted in a reduction of goodwill recorded and the sale of certain assets related to these acquisitions.

         HALIS will also utilize business partners to facilitate entry into certain markets and increase its geographic presence in key areas of the United States. Through its acquisition of The Compass Group, Inc., an Atlanta based consulting firm, HALIS is a Global Alliance Partner with Geac (formerly Dun & Bradstreet Software). HALIS is currently pursuing the expansion of its relationship with Geac at a corporate and regional level. The Company has been selected as a Geac global alliance partner for healthcare, and is working with Geac sales and marketing management to identify Geac customers who are prospects for the Company's software and services. The Company is also negotiating with other prospective HALIS business partners.

         The Company will manage its operations from its corporate headquarters in Atlanta, and strategically located regional offices focused on sales and service in different geographical areas. HALIS will endeavor to keep its corporate overhead costs low, while maintaining sufficient staff to implement the business plan and manage holding company activities such as strategic planning, mergers and acquisitions, accounting, treasury, research and development, and risk management.

         The Company's strategic plan is a significant shift in the Company's past business direction. There can be no assurance that the Company will be successful in implementing its strategic plan or that shareholder value will be enhanced. See "- Factors Affecting Future Performance."

FACTORS AFFECTING FUTURE PERFORMANCE

         Uncertainty of Market Acceptance; Reliance on a Limited Number of Products. HALIS' Healthcare Enterprise System is a new technology. Achieving market acceptance for HALIS' products will require substantial marketing efforts and expenditure to inform potential customers of the distinctive characteristics and benefits of these products. Since HALIS has limited marketing experience, financial and other resources to undertake extensive independent marketing activities, there can be no assurance that HALIS will be able to market its products successfully. Furthermore, HALIS is dependent upon a limited number of products and on one technology for most of its revenues. There can be no assurance that HALIS will be able to commercialize its healthcare information technology profitably.

         Working Capital Requirements Need for Additional Financing. HALIS will require additional capital or other financing to finance its operations and continued growth. There can be no assurance that HALIS will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to HALIS. If the Board of Directors of HALIS determines to obtain additional capital through the issuance of additional equity securities of HALIS, there can be no assurance that such shares will be issued at favorable prices and terms. Any such future equity financing could be dilutive to shareholders of the Company.

         Acquisitions and Integration. An important element of HALIS' business strategy is to expand through acquisitions. HALIS' future success is dependent upon its ability to finance acquisitions and effectively integrate acquired businesses with HALIS' operations. Although HALIS believes that it will be able to effect such integration, there can be no assurance that past or future acquisitions will be successfully integrated or that any such acquisition will otherwise be successful. In fact, during 1997 HALIS disposed of the recently acquired orthodontic practice management software business and certain recently acquired non-healthcare assets See "- Recent Dispositions." In addition, due to cash flow issues and poor operating results at several subsidiaries, the Company determined that the unamortized goodwill resulting from certain recent acquisitions is not recoverable and recorded a write-off. See "Item 6. Managements' Discussion and Analysis of Plan of Operations." In addition, the financial performance of HALIS is now and will continue to be subject to various risks associated with the acquisition of businesses, including the financial effects associated with the integration of such businesses. Although HALIS has made a number of acquisitions over the past eighteen months, there can be no assurance that HALIS' acquisition strategy will be successful. Without a successful acquisition strategy, HALIS believes that its prospects for revenue growth are significantly reduced.

         Limited History of Profitability. HALIS has not reported any profits for a full year of operations since fiscal 1991. In addition, each of the companies which HALIS has recently acquired has a limited operating history and many were not profitable in 1997. There can be no certainty regarding HALIS' ability to achieve or sustain profitability in the future.

         Healthcare Industry and Marketing Changes. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and other operational aspects of the healthcare industry. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. A number of lawmakers have announced that they intend to propose programs to reform the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for HALIS' customers. Cost containment measures instituted by healthcare providers could result in greater selectivity in the allocation, of capital funds, which could have an adverse effect on HALIS' ability to sell its products and services. HALIS cannot predict with any certainty what effect, if any, such proposals or healthcare reforms might have on its business, financial condition or results of operations.

         In addition, the healthcare industry is currently undergoing significant consolidation of healthcare providers resulting in a smaller number of larger healthcare delivery enterprises. The changing industry profile produced by this consolidation could have an adverse impact on HALIS' margins and revenues due to increased competition.

         Control by Management. Paul Harrison, the Chairman of the Board, Chief Executive Officer and President of HALIS, exercises voting control over approximately 31% of the outstanding shares of Common Stock of HALIS. As a result of such concentration of ownership, Mr. Harrison has the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of the Company, including any business combination with an unaffiliated party, and could also affect the price that investors might be willing to pay in the future for shares of Common Stock.

         Dependence on Management and Key Personnel. The success of HALIS depends to a large degree upon the personal efforts and ability of its Chief Executive Officer and President, Paul Harrison. The loss of the services of Mr. Harrison would have a materially adverse effect on HALIS. HALIS has entered into an employment agreement with Mr. Harrison. HALIS does not maintain key man life insurance on any of its executives.

         The Company's future operating results also depend in significant part upon the continued service of its key technical, consulting and management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for such personnel is intense, and there can be no assurance that the Company will retain its key managerial or technical personnel or attract such personnel in the future. The Company has at times experienced difficulty recruiting qualified personnel, and there can be no assurance that the Company will not experience such difficulties in the future. The Company actively recruits qualified product development, consulting and sales and marketing personnel. If the Company is unable to hire and retain qualified personnel in the future, such inability could have a material adverse effect on the Company's business, operating results and financial condition.

         Technological Change; Proprietary Technology. Future advances in the healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by HALIS. HALIS' success will depend, in part, on its ability to be responsive to technological developments and challenges. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressures, which could have an adverse effect on HALIS. To remain competitive in the evolving healthcare information systems marketplace, HALIS must develop new products on a timely basis. The failure to develop competitive products or to introduce new products on a timely basis could have an adverse effect on HALIS' future financial performance.

         Protection of Proprietary Information. HALIS does not have any patents or registered copyrights but may obtain patents or registered copyrights in the future as appropriate. HALIS treats its software and related technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect what it regards as proprietary information. Competitors and customers may nevertheless be able to copy certain functional aspects of HALIS' products. In addition, under the terms of certain agreements by which HALIS licenses its software for inclusion in software systems marketed by other manufacturers, HALIS has been required to place in escrow the source code for the licensed software. In the event of a default by HALIS in its performance under such agreements, the licensee would be entitled to receive and retain such source code for its own use.

         Competition. The industry in which HALIS operates is highly competitive and subject to continuing change in the manner in which products and services are marketed and vendors are selected by customers. The primary competitive factors are scope and quality of products and service and support capabilities. Certain current and potential competitors have significantly greater resources than HALIS.

         Limited Trading Volume: Shares Eligible for Future Sale. On October 30, 1992, HALIS' Common Stock ceased quotation on the NASDAQ Small Cap Market. Price information on HALIS' Common Stock is now available on the OTC Bulletin Board. HALIS has experienced limited trading volume in its stock historically. There is no assurance that a public market for HALIS' securities will continue to be made or that shareholders will be able to avail themselves of a public trading market for the Common Stock in the future.

         Moreover, sales and potential sales of substantial amounts of the Company's Common Stock in the public market pursuant to effective registration statements, Rule 144 or otherwise could adversely affect the prevailing market prices for the Common Stock and impair the Company's ability to raise additional capital through the sale of equity securities.

         No Dividends. HALIS has never paid cash dividends on its Common Stock and has no plans to pay cash dividends in the foreseeable future. The policy of HALIS' Board of Directors is to retain all available earnings for use in the operation and expansion of HALIS' business.

         Possible Issuance of Preferred Stock. HALIS is authorized to issue up to 5,000,000 shares of Preferred Stock, $0.10 par value. Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No Preferred Stock is currently outstanding, and HALIS has no present plans for the issuance thereof. The issuance of any series of Preferred Stock could affect the rights of the holders of Common Stock, and therefore, reduce the value of the Common Stock and make it less likely that holders of Common Stock would receive a premium for the sale of their shares of Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be issued to restrict HALIS' ability to merge with or sell its assets to a third party.

         Possible Volatility of Stock Price. The market price of the Common Stock may be subject to significant fluctuations in response to HALIS' operating results and other factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. Such fluctuations and factors such as announcements of technological innovations or new products by HALIS or its competitors or third parties, as well as market conditions in the computer software or hardware industries and healthcare reform measures, may have a significant effect on the market price of HALIS' Common Stock.

         Fluctuations in Quarterly Performance. HALIS' product sales will be derived primarily from the sale of software systems and related services in the healthcare industry, the market for which is still developing. Accordingly, HALIS' quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. HALIS' total revenues and net income levels could also be adversely affected by cancellations or delays of orders, interruptions or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by HALIS or its competitors, increased competition and reductions in average selling prices.

RECENT DISPOSITIONS

         DISPOSITION OF THE ORTHODONTIC BUSINESS

         Due to the previously described cash requirements, HALIS Services, Inc. ("HALIS Services"), a subsidiary of the Company, sold to InfoCure Corporation ("InfoCure") substantially all of the assets of the orthodontic practice management software business (the "Orthodontic Business") on December 31, 1997. The Orthodontic Business was acquired by the Company from Software Manufacturing Group, Inc. in January 1997. See "- Acquisitions." The Orthodontic Business includes the development, marketing, selling and servicing of computer hardware and software to orthodontic healthcare providers. The sale to InfoCure was consummated pursuant to an Asset Purchase Agreement dated December 31, 1997 (but effective as of December 1, 1997) by and among the Company, HALIS Services and InfoCure (the "InfoCure Asset Purchase Agreement"). InfoCure paid HALIS Services, net of liabilities paid by HALIS Services, approximately $1.2 million in cash. The Company recorded a loss of approximately $3.1 million on the sale of the Orthodontic Business.

         In connection with the InfoCure Asset Purchase Agreement, the Company and HALIS Services agreed to pay approximately $5,900 per month through January 1999 to a former employee of HALIS Services and not to compete in the orthodontic practice management industry for a period of five years.

         SALE OF CERTAIN NON-HEALTH CARE ASSETS

         Due to their disappointing operating performance, HALIS Services sold certain non-healthcare related assets and property of TG Marketing Systems and Aubis Systems Integration, Inc. ("ASI") to Communications Wiring and Accessories, Inc. ("Communications Wiring") on December 31, 1997 for a purchase price of $1 million and the assumption of certain liabilities (the "Purchase Price"), subject to downward adjustment as hereinafter described. The non-healthcare related assets and property included accounts receivable, computer software, computer equipment, furniture, fixtures and leasehold improvements. The Company received no cash consideration at closing and has not recorded any receivable from this transaction due to an evaluation of the timing and probability of the payments as hereinafter described.

         The Purchase Price is payable in monthly installments, commencing February 15, 1998, and continuing on the 15th day of each month thereafter (each, an "Installment Payment") until the earlier of the date upon which the aggregate amount of Installment Payments paid to HALIS Services shall equal the Purchase Price or December 31, 2007. Each Installment Payment shall be equal to 20% of the license fees, lease payments and royalties actually received by Communications Wiring with respect to the purchased assets for the calendar month immediately preceding the respective date upon which such Installment Payment shall be due and payable; provided, however, that in the event that the aggregate amount of all Installment Payments actually paid by Communications Wiring to HALIS Services prior to December 31, 2007 (the "Paid Installments") shall be less than $500,000, Communications Wiring shall pay to Seller an amount equal to the difference between $500,000 and the Paid Installments on December 31, 2007. In the event that the aggregate amount of all Installment Payments actually paid by Communications Wiring to HALIS Services prior to December 31, 2007 shall be equal to or greater than $500,000, Communications Wiring shall have no further obligation to make installment payments to HALIS Services and the entire Purchase Price shall be deemed to be equal to the Paid Installments.

         To secure the payment of the Purchase Price by Communications Wiring, HALIS Services retained a security interest in certain of the purchased assets constituting or relating to proprietary software developed by HALIS Services. Such security interest, however, does not guarantee that Communications Wiring will make the required Installment Payments as and when they become due. The Company recorded a loss of approximately $2.3 million on the sale of this business.

ACQUISITIONS

         In November 1996, the Company merged AHS and ASI, each a wholly owned subsidiary of AUBIS, L.L.C. ("AUBIS"), with and into two wholly owned subsidiaries of the Company. In connection therewith, AUBIS received 10,000,000 shares of Common Stock of the Company. AHS and ASI are suppliers of network integration products and services to the healthcare and other industries. The Company sold substantially all of the assets of ASI in December 1997. See "-Recent Dispositions."

         In November 1996, the Company also acquired HSI, a wholly owned subsidiary of Healthcare Technology Investments, L.L.C. (formerly, HALIS, L.L.C.). In connection therewith, Healthcare Technology Investments, L.L.C. received 5,000,000 shares of Common Stock of the Company. HSI is the developer of the HES.

         In January 1997, the Company acquired The Compass Group, Inc., a software consulting company ("Compass"). In connection therewith, Debra York, the sole shareholder of Compass, was issued an aggregate of 350,000 shares of the Company's Common Stock and Compass became a wholly owned subsidiary of the Company (the "Compass Subsidiary"). In addition, as consideration for the waiver by Ms. York of her rights under a provision in the Merger Agreement providing for the issuance of additional shares of the Company's Common Stock at a future date if certain financial targets were achieved for the year ending December 31, 1997, the Company agreed to issue 688,000 shares of the Company's Common Stock to Ms. York on June 30, 1997.

         In connection with the Compass merger, the Compass Subsidiary entered into an employment agreement with Ms. York providing for the employment of Ms. York as President of the Compass Subsidiary for a term of two years at an annual base salary of $120,000. In addition, in connection with the consummation of the Merger, the Company granted to Ms. York non-qualified options to purchase 85,000 shares of the Company's Common Stock at an option price of $2.00 per share. The options granted to Ms. York are fully exercisable and expire January 10, 2007. On February 25, 1998 the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of common stock subject thereto. In connection with this resolution, the exercise price of Ms. York's options was reduced to $0.25 per share and the number of shares were reduced to 59,500 from 85,000.

         In January 1997, the Company also acquired Software Manufacturing Group, Inc. ("SMG"), a developer and seller of orthodontic practice management systems, which the Company sold in December 1997. See -"Item 1. Business- Recent Dispositions." In connection therewith, the SMG shareholders were issued an aggregate of 3,072,000 shares of Common Stock and SMG became a wholly owned subsidiary of the Company (the "SMG Subsidiary"). In addition, as consideration for the waiver by the SMG shareholders of their rights under a provision in the Merger Agreement providing for the issuance of additional shares of Common Stock at a future date if certain financial targets were achieved for the year ending December 31, 1997, the Company agreed to issue 960,000 shares of the Company's Common Stock to the SMG shareholders on June 30, 1997.

         In connection with the SMG merger, the SMG Subsidiary entered into an employment agreement with Charles Cone, Jr. providing for the employment of Mr. Cone as President of the SMG Subsidiary for a term of two years at an annual base salary of $192,000 plus incentive compensation determined in accordance with the provisions of his Employment Agreement. In addition, the Company granted to certain employees of SMG non-qualified options to purchase a total of 100,000 shares of the Company's Common Stock at an option price of $2.00 per share. These options are fully exerciseable and expire on January 24, 2007.

         In January 1997, the Company also acquired American Benefit Administrative Services, Inc. ("ABAS") and Third Party Administrators, Inc. ("TPA"), which provide third party administrative services for healthcare plans of large and small companies throughout the United States. In connection therewith, the ABAS and TPA shareholders were issued an aggregate of 1,875,000 shares of Common Stock and ABAS and TPA became a wholly owned subsidiary of the Company (the "ABAS/TPA Subsidiary").

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

         In addition, Mr. Spicer received a $100,000 signing bonus, payable in two installments with $50,000 due upon execution of his Employment Agreement and the remainder due on or before July 1, 1997. In addition, the Company granted to Mr. Spicer non-qualified options to purchase 1,250,000 shares of Common Stock at an option price of $2.00 per share. The options granted to Mr. Spicer are fully exercisable and expire on January 31, 2007. On February 25, 1998 the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of common stock subject thereto. In connection with this resolution, the exercise price of one-half of Mr. Spicer's options was reduced to $0.25 per share and the number of shares were reduced to 437,500 from 625,000. As a result, Mr. Spicer now holds options to purchase 625,000 and 437,500 shares of Common Stock at $2.00 and $0.25 per share, respectively.

         Mr. Spicer's Employment Agreement also provides for certain payments to be made to Mr. Spicer in the event he is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. The Merger Agreement also provides that Mr. Spicer may repay a loan from ABAS/TPA, which had a balance of $574,831 as of December 31, 1997, in the form of HALIS Common Stock if certain specified conditions are met.

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

         In addition, the Company granted to Ms. Toledano non-qualified options to purchase 100,000 shares of Common Stock at an option price of $2.00 per share. The options granted to Ms. Toledano are fully exercisable and expire on January 31, 2007. Ms. Toledano's Employment Agreement also provides for certain payments to be made to Ms. Toledano in the event she is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. In connection with the consumation of the mergers, the Company granted another ABAS/TPA Subsidiary employee non-qualified options to purchase 25,000 shares of the Company's common stock at an option price of $2.00 per share. These options are fully exercisable and expire on January 31, 2007.

         In May 1997 the Company acquired TG Marketing Systems, Inc., a Georgia corporation ("TGM"), a provider of marketing and customer service software and related consulting services. Upon consummation of the TGM merger, Joseph M. Neely, in his capacity as the sole shareholder of TGM, was issued an aggregate of 2,388,060 shares of the Company's Common Stock. Mr. Neely also entered into an employment agreement with the Company for a term of two years at an annual base salary of $150,000 to serve as the Chief Operating Officer of the Company. In addition, in connection with the consummation of the TGM merger, the Company granted options to purchase an aggregate of 500,000 shares of the Company's Common Stock to certain employees of TGM at an option price of $1.50 per share. These options vest over a four year period in accordance with the Company's 1996 Stock Option Plan, and expire on May 2, 2007. In December 1997 the Company sold certain assets of the business formerly conducted by TGM. See "-Recent Dispositions." In connection with this asset sale the options granted to purchase 500,000 shares of the Company's Common stock were reduced to an aggregate number of 129,450 shares. The option price and vesting schedule were unchanged.

         In July 1997 the Company acquired Physicians Resource Network, Inc., a Florida corporation ("PRN") which became a subsidiary of the Company (the "PRN Subsidiary"). PRN provides practice management services to healthcare providers. Upon consummation of the PRN merger, Anthony F. Maniscalco, in his capacity as the sole shareholder of PRN, was issued an aggregate of 3,733,333 shares of the Company's Common Stock.

         In connection with the PRN merger, the PRN Subsidiary entered into an employment agreement with Mr. Maniscalco providing for the employment of Mr. Maniscalco as President of the PRN Subsidiary for a term of two years at an initial base salary of $125,000.

         Also in connection with the PRN merger, the Company retired approximately $80,000 of existing indebtedness of PRN and agreed to cause all personal guaranties with respect to the indebtedness of PRN in the principal amount of $520,000 to a financial institution to be terminated. Subsequent to year end, the financial institution extended a new one year promissory note for the remaining outstanding balance of $460,675. The collateral supporting the loan, including all personal guaranties remains in place.

         In July 1997 the Company acquired PhySource Ltd., an Illinois physician practice management corporation ("PhySource"), which became a subsidiary of the Company (the "PhySource Subsidiary"). Upon consummation of the PhySource merger, the shareholders of PhySource were issued an aggregate of 2,632,611 shares of the Company's Common Stock, including payment of certain deferred compensation and expense advances to certain shareholders, payments to certain shareholders for termination of employment agreements, and payment in retirement of certain existing indebtedness of PhySource.

         In connection with the PhySource merger, the PhySource Subsidiary entered into an employment agreement with Theodore M. Homa, M.D. providing for the employment of Dr. Homa as the Medical Director for the medical practice that previously constituted the business of Theodore M. Homa, M.D., S.C. (the "Homa Practice"), which was acquired by PhySource immediately prior to the consummation of the PhySource merger. The employment agreement provides for the employment of Dr. Homa for a term of two years and for the payment of an annual base salary effective January 1, 1998 of $288,000. In addition, as incentive compensation Dr. Homa will be paid an amount equal to 2% of the software component of technology sales resulting from Dr. Homa's referral of prospective customers.

SUBSIDIARY CONSOLIDATION

         In June 30, 1997, the following subsidiaries of the Company were merged into HALIS Services, Inc., a newly-organized, wholly-owned Georgia subsidiary of the Company: Software Manufacturing Group, Inc.; TG Marketing Systems, Inc.; HALIS Software, Inc.; AUBIS Hospitality Systems, Inc.; AUBIS Systems Integration, Inc. and The Compass Group, Inc. The purpose of the merger was to simplify the Company's corporate structure and facilitate the consolidation of accounting and treasury functions.

PURCHASE OF HEALTHWATCH STOCK

         On August 20, 1997, the Company and HealthWatch, Inc. ("HealthWatch") entered into a Subscription and Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase up to 50,000 shares of Series H Preferred Stock (the "HealthWatch Preferred Stock") of HealthWatch for an aggregate consideration of up to $300,000, depending upon the number of shares of HealthWatch Preferred Stock purchased. Each share of HealthWatch Preferred Stock may be converted at any time at the option of the holder thereof into twenty shares of the common stock of HealthWatch (the "HealthWatch Common Stock"). HealthWatch is a developer, manufacturer and distributor of medical instrumentation used in infusion therapy and vascular diagnosis. Paul W. Harrison and Larry Fisher, who are directors and the Chairman and Chief Executive Officer and the Executive Vice President of the Company, respectively, serve as directors of HealthWatch and as of February 5, 1998 beneficially own approximately 44% of its common stock.

         From August 20, 1997 through September 22, 1997, the Company purchased an aggregate of 4,166 shares of HealthWatch Preferred Stock for $125,000. The HealthWatch Preferred Stock purchased by the Company was converted into 83,333 shares of HealthWatch Common Stock, or 3.9% of the outstanding HealthWatch Common Stock. The Company is not obligated and does not have the present intent to purchase additional shares of the capital stock of HealthWatch.

         The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1997 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. Since the execution of the Letter of Intent, the Company and HealthWatch abandoned the proposed merger between the two companies and instead pursued a joint venture and co-marketing arrangement.

         The Company's HealthWatch investment of $125,000 is viewed by both companies as a demonstration of HALIS' commitment to the joint venture. The arrangement contemplates shared sales prospects by the Company and HealthWatch with a commission or revenue sharing arrangement to be structured. HealthWatch will provide technology, including the management of digitalized information from its devices, and an integration database engine for connection at the point of care. Management believes that this will provide an automated link to the HES for faster and more accurate information transfer. See "Item 12. Certain Relationships and Related Transactions".

CUSTOMERS

         The Company's customers include numerous healthcare industry participants located throughout the United States, including healthcare consumers, provider groups and managed care organizations.

COMPETITION

         The Company believes that the principal competitive factors in the healthcare information systems market are: the breadth and quality of system and product offerings, the proprietary nature of methodologies and technical resources, price, customer service, and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information technology companies anticipate and respond to the evolving healthcare industry structure and address unmet information needs are also important competitive factors. The Company believes that, with adequate capital, it will be able to compete favorably with respect to each of these factors.

         The market for healthcare information products and services is intensely competitive. Competitors vary in size and in the scope and breadth of products and services offered. In addition, the Company competes with different companies in each of its target markets. Many of the Company's competitors, such as HBO & Company, have significantly greater financial, technical, product development and marketing resources than the Company.

         The Company's potential competitors include specialty healthcare information companies, physician practice management companies, third party claims administrators, healthcare information systems and software vendors, and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry, as well as the ability to fund significant product development and acquisition efforts.

PROPRIETARY RIGHTS

         The Company's success and ability to compete are dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable maintenance are essential to establishing and maintaining a technological leadership position. The Company generally enters into confidentiality or license agreements with its employees, consultants and customers and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts the use by the customer of the Company's technology, there can be no assurance that unauthorized use of the Company's technology will not occur.

         Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products, or obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

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

         In the future, the Company may receive notices claiming that it is infringing on the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time consuming and expensive to defend, prosecute or resolve.

EMPLOYEES

         As of March 20, 1998, the Company had 125 full-time employees, including two in senior management. The Company also utilizes contract personnel for support services, installations of Company's systems, and programming. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. See "-Factors Affecting Future Performance."

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's headquarters is located at 9040 Roswell Road, Suite 470, Atlanta, Georgia. This 11,500-square-foot facility is leased pursuant to a 72-month lease at a monthly rental of $19,800. The Company also leases additional space in the greater Atlanta area, Chicago and Tampa. Pursuant to the Company's asset sales and restructuring program, the Company has reduced its net rented space in Atlanta by approximately 9,500 square feet and anticipates a further reduction of 3,600 square feet during April 1998. This reduction is expected to reduce net occupancy costs in Atlanta by approximately $12,000 per month to $19,800.

ITEM 3. LEGAL PROCEEDINGS.

         In February 1997, a complaint styled Advanced Custom Computer Solutions, Inc., Wayne W. Surman and Charlotte Surman v. Fisher Business Systems, Inc., HALIS, Inc., Larry Fisher, Paul W. Harrison and Nathan I. Lipson, was filed in the State Court of Fulton County, Georgia. The complaint alleges, among other things, breach of contract in connection with the termination by the Company of its merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company. The complaint seeks damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company has answered, denying the allegations of liability in the complaint, and the Company intends to vigorously contest the lawsuit. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

         In August 1995, the Company entered into a Finder's Fee Agreement with Penny Sellers, pursuant to which the Company agreed to pay Ms. Sellers a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company in respect of transactions introduced to the Company by Ms. Sellers. The compensation payable to Ms. Sellers pursuant to the Finder's Fee Agreement was limited to $500,000. In late August 1995, Ms. Sellers introduced the Company to AUBIS. To date, the Company has paid $19,350 to Ms. Sellers, which represents 10% of the investment made by the principals of AUBIS in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

         Ms. Sellers has claimed that the entirety of a convertible notes offering completed in 1996 (in which an aggregate of $1,470,000 was raised by HALIS) would not have been successful but for her introduction of the AUBIS principals to HALIS. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all future capital funding raised by HALIS (up to the $500,000 maximum compensation).

         Finally, Ms. Sellers has made a claim for 10% of the value of AHS, ASI, and HSI, which were acquired by HALIS in November 1996. Ms. Sellers filed suit with respect to these claims against HALIS, Larry Fisher and Paul W. Harrison on July 13, 1997, in the State Court of Fulton County, Georgia seeking actual damages from the Company and Messrs. Fisher and Harrison in the amount of $480,535 and punitive damages from

Messrs. Fisher and Harrison in the amount of $1,000,000. HALIS' management believes that these claims are outside the scope of the Finders' Fee Agreement and intends to vigorously contest them. There can be no assurance, however, that HALIS will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of HALIS.

         HALIS is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 5, 1997, the Company held its 1997 Annual Meeting of Shareholders. At the meeting, the Company's shareholders approved an amendment to the 1996 Stock Option Plan, to among other things, increase the number of shares available thereunder from 3,000,000 shares to 8,000,000. The number of votes cast in favor of the amendment was 28,727,770 shares and the number of those cast against the amendment was 555,217 shares. There were 13,160 abstentions.

         The following persons were elected to serve on the Company's Board of
Directors: Paul W. Harrison, Larry Fisher and Charles Broes. The number of votes cast for the election of each of the directors was 28,992,837 shares. There were no votes cast against any of the directors and 303,310 shares abstained.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On October 30, 1992, the Company's Common Stock ceased quotation on the NASDAQ Small Cap Market. Price information on the Company's Common Stock is now available on the OTC Bulletin Board. The trading symbol for the Common Stock is "HLIS."

         As of March 25, 1998, there were approximately 415 holders of record of the Company's Common Stock; however, the Company believes that there are more than 415 beneficial owners of its Common Stock.

         The following table sets for the high and the low closing bid price of the Company's Common Stock on the OTC Bulletin Board, as reported by Bloomberg Reports for the periods indicated:

                                            1997
                                       HIGH       LOW
                                      -----      -----
                  Fourth Quarter      $1.97      $0.44
                  Third Quarter        2.31       1.94
                  Second Quarter       2.56       1.38
                  First Quarter        2.25       1.38

         The quotations given in the above table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The Company has not paid any dividends and does not expect to do so in the foreseeable future. Although the payment of dividends rests with the discretion of the Board of Directors, the Company intends to employ its earnings, if any, to finance its ongoing operations and to further develop its business.

RECENT SALES OF SECURITIES

         In March 1997, the Company completed a private placement of 668,000 shares of Common Stock and 289,467 Warrants with a strike price of $1.75 per share, resulting in net proceeds to the Company of approximately $900,000. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, enhance its software products, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

         In May 1997, the Company completed a private placement of 648,332 shares of Common stock and 280,942 Warrants with a strike price of $1.75 per share, resulting in net proceeds to the Company of approximately $1.0 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

         In September 1997, the Company completed a private placement of 1,724,000 shares of Common Stock and 176,326 Warrants with a strike price of $1.35 per share, resulting in net proceeds to the Company of approximately $1.9 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

         On September 30, 1997, the Company issued 1,006,000 shares of Common Stock upon the conversion by holders of $1,006,000 in principal amount of the Company's 7% Convertible Promissory Notes (the "Notes"). Following the conversion, $500,000 in principal remained outstanding under the Notes. In addition to reducing future quarterly cash interest expense by approximately $20,000, the Notes conversion eliminated the obligation of the Company to repay the principal sum of $1,006,000 at maturity on January 15, 1998. Also on September 30, 1997, the Company issued approximately 200,051 shares of Common Stock upon the conversion by certain creditors of approximately $200,051 of principal and accrued interest.

         During December 1997 the Company received funds from the sale of 4% Convertible Debentures and certain warrants. The Debentures and Reg S Warrants were issued to non-U.S. Persons with the assistance of GEM Advisors, Inc. acting as a placement agent. The Debentures are convertible into the Company's common stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bid price average for the 10 trading days preceding the day prior to the conversion date). The Company also issued 250,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the Debentures was $200,000 in cash less certain expenses, including payments of $2,500 in fees to the escrow agent, and 9% of the aggregate proceeds to GEM Advisors, Inc. and 100,000 Warrants to an affiliate of GEM as compensation for its services. The offers and sales of the Debentures and Reg S Warrants were made pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended. Subsequent to December 31, 1997, the Company received an additional $100,000 from the sale of 4% Convertible Debentures and 100,000 warrants under the same terms and conditions as the December 30 sale. See the Company's Current Report on Form 8-K, dated December 30, 1997 for additional information.

         Subsequent to December 31, 1997, the holders of all $300,000 of the 4% Convertible Debentures elected to convert their investment into the Company's Common Stock. As a result, the Company issued an aggregate of 1,267,497 shares of Common Stock in full satisfaction of principal and accrued interest owed to the holders.

         In response to the decline in price of the Company's Common Stock, the Company offered the remaining holders of the Notes additional shares of common stock to encourage them to execute their conversion option. The additional shares had the effect of increasing the ratio of shares issued to debt retired from 1:1 to 1.25:1. This same offer was extended to the holders of $1,006,000 of the Notes that had exercised their conversion option on September 30, 1997.

         Holders of $210,000 of the remaining $500,000 of these outstanding Notes elected to convert on December 31, 1997. On January 15, 1998, the maturity date of the Notes, $190,000 was retired and $100,000 was converted into newly issued 10% Convertible Notes.

         Through a private placement of 6% Convertible Debentures the Company has raised $868,000 from January 1, 1998 to April 14, 1998. The holders of these debentures shall be entitled to convert the entire principal amount and accrued but unpaid interest of these debenture at any time on or before the maturity date. These debentures may be converted at the option of the holder at (i) 65% of the closing bid price of the Shares on the date of purchase of the debenture (the "Fixed Conversion Price"); or (ii) 65% of the average closing bid price of the Shares for the ten (10) trading days immediately preceding the day prior to the conversion date (the "Variable Conversion Price").

         The issuance of securities described above were made in reliance on the exemption from registration provided by Section 3(b) and/or 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. Except as described above, no underwriter was involved in the transaction and no commissions were paid.

         The Company will require additional capital or other financing to finance its operations and continued growth. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and subsidiaries contained elsewhere herein. As a result of the acquisition of AHS, ASI and HSI in November 1996, which acquisitions were accounted for as a "reverse acquisition," the financial statements of the Company are the financial statements of the "accounting entity," consisting of AHS, ASI and HSI. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of the Company in exchange for the issuance of Company common stock outstanding before the transaction. As a result, the Company's results of operations for the year ended December 31, 1996 consist of the operations of AHS, ASI and HSI for the entire year and the operations of HALIS, Inc. from November 19, 1996 to December 31, 1996.

         During January 1997, the Company completed three acquisitions with companies that have been accounted for as purchases under APB 16 by the Company. As a result of the acquisitions of The Compass Group, Inc. ("Compass"), Software Manufacturing Group, Inc. ("SMG"), and American Administrative Services, Inc. and Third Party Administrators, Inc. ("ABAS/TPA"), the results of operations for these three acquired companies are included in the Company's Consolidated financial statements from their dates of acquisition (January 10, 24, and 31, respectively) through the period end of December 31, 1997 (SMG is included through the effective date of its disposition, December 1, 1997 - See "Item 1. Business - Recent Dispositions").

         The Company acquired TG Marketing Systems, Inc. ("TGM") on May 2, 1997 through the issuance of 2,388,060 shares of its common stock. The results of operations for TGM are included in the Company's Consolidated financial statements from the acquisition date through the period end of December 31, 1997 (TGM was sold effective December 31, 1997 - See "Item 1. Business - Recent Dispositions"). The Company acquired Physician's Resource Network, Inc. ("PRN") on July 7, 1997 through the issuance of 3,733,333 shares of its common stock and PhySource Ltd. ("PhySource") on July 31, 1997 through the issuance of 2,632,611 shares of its common stock. The results of operations for PRN and PhySource are included in the Company's consolidated financial statements from their acquisition dates through the period end of December 31, 1997. It is the opinion of management that these transactions qualify as tax-free reorganizations within the meaning of Section 368(a) of the Internal Revenue Code of 1986.

FINANCIAL CONDITION

         Total assets increased $5,786,877 or 508% during the year ended December 31, 1997, due primarily to the acquisitions described above, and is reflected in the majority of the Balance Sheet categories.

         Total liabilities increased $977,826 primarily due to the acquisitions. This increase is offset by the conversion into equity of $1,216,000 of the Company's 7% Convertible Promissory Notes outstanding at December 31, 1996. At December 31, 1997, the Company had a working capital deficit of $1,790,792. The Company's current liabilities include accounts payable and accrued expenses of $1,869,056, including $376,520 payable as a result of one of the dispositions of a business, and payroll and sales tax payable of $272,634. Payroll and sales taxes payable at December 31, 1997, consisted primarily of sales and use taxes owed to the State of Georgia. The Company has negotiated an agreement with the Georgia Department of Revenue which provides for regular monthly payments of $10,000 for 21 months.

         As a result of numerous factors, including but not limited to, the Company's working capital deficit, and because the Company has sustained losses from operations since inception, the Company's independent public accountants have included a paragraph in their audit report accompanying the Company's financial statements regarding the significant doubt about the Company's ability to continue as a going concern. Until such time as the Company's healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of the Company, operations will be financed, in large part, from outside sources. See "- Liquidity and Capital Resources."

RESULTS OF OPERATIONS

         Revenues, which consist of system sales and services, increased 426% from $1,925,412 for the year ended December 31, 1996 ("fiscal 1996") to $10,134,586 for the year ended December 31, 1997 ("fiscal 1997"), primarily due to service revenues derived from the six acquired companies (Compass, SMG, ABAS/TPA, TGM, PRN and PhySource) from their respective acquisition dates through the period end of December 31, 1997 or the disposition date of December 1, 1997 for SMG. On a proforma basis including only Compass, ABAS/TPA, PRN, and PhySource as if these acquisitions had occurred on January 1, 1997, the Company's revenues would have been $9,475,416 compared to $1,925,412 for the twelve months ended December 31, 1996 or an increase of 392%.

         Selling, general and administrative expenses increased 733% from $1,423,193 in fiscal 1996 to $11,855,637 in fiscal 1997. This increase reflects the expenses of the acquisitions and increased overhead costs. The Company has implemented a restructuring program to reduce its fixed costs and move the Company towards profitability. As a part of this program, the Company consolidated its three Atlanta offices into a single location March 1, 1998. See "Item 2. Description of Property."

         Due to the continued significant operating losses at several subsidiaries, the Company reviewed the recoverability of goodwill. This analysis was based upon a review of estimated cash flows from these businesses. The Company determined that: (i) the unamoritized goodwill from the PhySource acquisition of $2,925,044 was not recoverable and should be written off, (ii) the goodwill from the PRN acquisition should be reduced by $3,924,741 to $1,396,311, and (iii) the goodwill from the Compass acquisition should be reduced by $942,560 to $383,302.

         Primarily as a result of selling, general and administrative and other expenses during the year (both in absolute terms and as a percentage of revenue), the write down of goodwill, and a $5.4 million loss on the sale of assets the Company incurred a net loss of $20,502,424 or $.57 per share for fiscal 1997. This compares to a net loss of $1,989,696 or $0.12 per share for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, the Company recorded a net loss of $20,502,424. The net loss stemmed primarily from the sale of businesses, the write down of goodwill, amortization of goodwill from the acquisitions, and increased overhead costs to support the acquisitions and develop the HES product. The Company's operating activities used $4,809,385 in cash, primarily due to increased overhead expenses and disappointing revenues. During fiscal 1997, investing activities provided $1,528,216 in cash due to the sale of businesses.

         Financing activities during fiscal 1997 provided $3,721,989, primarily the result of $3,848,197 in proceeds from private placements.

         The Company estimates that it incurred negative cash flow of approximately $700,000 from January 1, 1998 to February 28, 1998. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing approximately $490,000 in accounts payable of the approximate $950,000 of accounts payable as of February 28, 1998. Certain of these payment terms continue through August 1998. The remaining accounts payable not subject to payment terms are managed on a case by case basis. The Company's cash balance at March 31, 1998 was approximately $300,000. Management anticipates decreased operating expenses through the reduction in the number of employees and increased revenue by the third quarter from HES sales. Additionally, the Company has identified the need for an immediate capital infusion of $1.3 million, of which $968,000 has been raised as of April 14, 1998, primarily in the form of convertible debentures. Based on the Company's current cash usage, this $1.3 million should last through June 30, 1998 at which time the Company must be cash flow positive or additional capital will be required. See "-Factors Affecting Future Performance."

         During fiscal 1997, HALIS experienced a severe cash drain as a result of lower than anticipated revenues from certain acquired companies and increased overhead costs. This caused management to re-evaluate the focus of HALIS' business. Thus far in 1998, the Company has had limited success in entering into contracts for the sale of the HES product. The Company is focusing its efforts on the sale of the Healthcare Enterprise System software, which the Company believes will continue to gain market acceptance. In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure.

         Until such time as the Company's healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of the Company, operations will be financed, in large part, from outside sources. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

         No provision has been made in the financial statements for any settlements or judgments relating to either of the matters discussed in "Item 3. Legal Proceedings." In the event of a material judgment or settlement resulting from either of these matters, the Company would experience an adverse effect on its liquidity. Additionally, the majority of the agreements entered into through December 31, 1997 for the HES product have been for pilot sites and have contingencies. In the event that the pilot testing identifies substantive modifications to the product which are mandatory for marketplace feasibility, additional development costs and/or delays in launching the product could have a material adverse effect on liquidity.

         The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. To date, the expense of upgrading product applications to be Year 2000 compliant has not been material. Moreover, the Company does not anticipate any material disruption in its operations as a result of any failure by the company to be in compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.


ITEM 7. FINANCIAL STATEMENTS.

         The following financial statements and reports thereon are filed with this report:

         -        Report of Independent Public Accountants - Arthur Andersen LLP

         -        Report of Independent Public Accountants - Habif, Arogeti &
                  Wynne, P.C.

         -        Consolidated Balance Sheet - December 31, 1997

         - Consolidated Statements of Operations for the years ended December 31, 1997 and December 31, 1996

         - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997 and December 31, 1996

         - Consolidated Statements of Cash Flows for the years ended December 31, 1997 and December 31, 1996

         -        Notes to Consolidated Financial Statements

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of HALIS, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of HALIS, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HALIS, Inc. and Subsidiaries as of December 31, 1997 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company sustained a net loss of $20,502,424 and net cash used by operating activities of $4,809,385 for the year ended December 31, 1997, and had a working capital deficit at December 31, 1997 of $1,790,792. These conditions have continued in fiscal 1998. These conditions and the other factors affecting future performance discussed in Note C raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


Arthur Andersen LLP






Atlanta, Georgia
April 10, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
    of HALIS, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of HALIS, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year ended December 31, 1996. We have also audited the combined statements of operations, stockholders' deficit and cash flows of AUBIS Hospitality Systems, Inc. and Subsidiaries, AUBIS Systems Integration, Inc., HALIS Software, Inc., and ProHealth Solutions, Inc., [collectively, the Predecessor], for the year ended December 31, 1995. These consolidated financial statements and combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and combined financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continued as a going concern. As discussed in Note C to the consolidated financial statements, the Company has had recurring losses, a working capital deficit and a capital deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Habif,Arogeti & Wynne, P.C.

Atlanta, Georgia

March 7, 1997, except for Notes C and J, as to which the date is March 31, 1997

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997


                                     ASSETS

CURRENT ASSETS
     Cash                                                       $ 1,160,809
     Customer claims and premium funds                              350,675
     Receivables, less allowance for possible losses
          of $ 407,265                                              697,335
    Other current assets                                             63,602
                                                                -----------
        Total current assets                                      2,272,421


PROPERTY AND EQUIPMENT
     Computer equipment                                             772,639
     Office furniture and fixtures                                  638,720
     Leasehold improvements                                          65,215
     Less: accumulated depreciation                                (695,385)
                                                                -----------
         Total property and equipment, net                          781,189


OTHER ASSETS
     Deposits                                                       114,917
     Goodwill, net of accumulated
          amortization of $ 889,236                               2,834,860
     Capitalized software development costs,
           net of accumulated amortization of $ 32,601              128,394
     Other intangibles, net of
         accumulated amortization of $ 13,933                        93,394
     Notes receivable - related party                               574,831
     Long-term investments                                          125,000
                                                                -----------
         Total other assets                                       3,871,396

TOTAL ASSETS                                                    $ 6,925,006
                                                                ===========



         The accompanying notes are an integral part of this statement.

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                              $  1,869,056
     7% Convertible promissory notes                                         290,000
     4 % Convertible promissory notes                                        200,000
     Deferred revenue and customer deposits                                  389,851
     Payroll and sales taxes payable                                         272,634
     Line of credit                                                           92,334
     Notes payable                                                           381,014
     Notes payable - related parties                                          66,241
     Obligations under capital leases - current portion                      147,664
     Other current liabilities                                               354,419
                                                                        ------------
         Total current liabilities                                         4,063,213


LONG-TERM DEBT
     Obligations under capital leases - net of current portion               144,568


STOCKHOLDERS' EQUITY
     Preferred stock $.10 par value 5,000,000
          authorized;  0 issued and outstanding                                    0
     Common stock $.01 par value 100,000,000
          authorized;  44,239,675 issued and outstanding                     442,397
     Additional paid-in capital                                           35,743,205
     Accumulated deficit                                                 (33,468,377)
                                                                        ------------
         Total stockholders' equity                                        2,717,225

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  6,925,006
                                                                        ============



         The accompanying notes are an integral part of this statement.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND
                                DECEMBER 31, 1996



                                                                    1997                   1996
                                                               ------------           ------------
SALES REVENUE                                                  $ 10,134,586           $  1,925,412

COST AND EXPENSES
     Cost of goods sold                                           1,889,858              1,656,113
     Selling, general, and administrative                        11,855,637              1,423,193
     Amortization and depreciation                                2,600,664                 18,379
     Research and development                                       844,404                400,699
     Write down of intangibles                                    7,792,345                      0
                                                               ------------           ------------
                                                                 24,982,908              3,498,384

OPERATING LOSS                                                  (14,848,322)            (1,572,972)

OTHER INCOME (EXPENSES)
     Loss on sale of subsidiaries                                (5,395,053)                     0
     Gain (loss) on asset disposal                                    8,678                 (8,228)
     Interest expense                                               (93,736)               (67,613)
     Interest income                                                  7,953                    546
     Other (expense) income                                        (181,944)                 9,559
     Merger costs                                                         0               (378,588)
     Rental income                                                        0                 27,600
                                                               ------------           ------------
                                                                 (5,654,102)              (416,724)
                                                               ------------           ------------
NET LOSS                                                       $(20,502,424)          $ (1,989,696)
                                                               ============           ============

BASIC AND DILUTED LOSS PER COMMON SHARE                        $      (0.57)          $      (0.12)
                                                               ============           ============

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     36,094,189             15,956,824
                                                               ============           ============



        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND
                                DECEMBER 31, 1996


                                                                                       1997                  1996
                                                                                   ------------           -----------
Cash flows from operating activities
     Net loss                                                                      $(20,502,424)          $(1,989,696)
     Adjustments to reconcile net loss to
         net cash used by operating activities:
           Amortization and depreciation                                              2,600,664                18,379
           Loss on sale of subsidiaries                                               5,395,053                     0
           Write down of intangibles                                                  7,792,345                     0
           Assumption of expenses by parent                                                   0                32,000
           Provision for losses on accounts receivable                                  316,257               (40,000)
           Loss on asset disposal                                                             0                 8,228
           Changes in operating assets and liabilities, net of assets and liabilities acquired and sold
                 Increase in customer claims and premium funds                         (350,675)                    0
                 (Increase) Decrease in accounts receivable                            (510,038)              140,031
                 (Increase) Decrease in receivables-related parties                     (13,754)               21,813
                 Decrease in inventory                                                   11,479                45,669
                 (Increase) Decrease in other current assets                           (117,224)                   71
                 Increase in deposits                                                   (85,380)               (4,230)
                 Increase in other intangibles                                                0               (23,946)
                 Increase (Decrease) in accounts payable
                     and accrued expenses                                               708,170              (255,061)
                 Increase (Decrease) in accrued expenses - related parties              (36,543)               37,599
                 Increase (Decrease) in payroll and sales taxes                        (485,887)               90,517
                 Increase (Decrease) in deferred revenues                               192,326               (96,219)
                     and customer deposits
                 Increase in other current liabilities                                  276,246                     0
                 Decrease in income tax payable                                               0                (6,908)
                                                                                   ------------           -----------
                       Total adjustments                                             15,693,039               (32,057)
                                                                                   ------------           -----------
                             Net cash used by operating activities                 $ (4,809,385)          $(2,021,753)


        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 1997 AND
                                DECEMBER 31, 1996

                                                                                         1997                  1996
                                                                                     -----------           -----------
Cash flows from investing activities:
           Purchases of property and equipment                                       $  (491,631)          $   (16,424)
           Decrease in notes receivables - related parties                               (13,754)                    0
           Net purchase of long-term investments                                       (120,000)                    0
           Advances from Fisher and cash received in acquisition                               0             1,187,233
           Cash acquired in acquisitions                                                 299,458                     0
           Proceeds from sale of subsidiaries                                          1,845,465                     0
           Net proceeds from sale of property and equipment                                8,678                10,651
                                                                                     -----------           -----------
                             Net cash provided by investing activities                 1,528,216             1,181,460

Cash flows from financing activities:
           Proceeds from issuance of common stock, net of transaction costs            3,848,197             1,398,819
           Proceeds from 4% convertible promissory notes                                 200,000                     0
           Net payments on lines of credit                                               (66,666)              (16,088)
           Net payments on obligations under capital leases                              (69,039)                    0
           Net payments on notes payable                                                 (92,102)                    0
           Net (payments) proceeds on notes payable - related parties                    (98,401)               48,900
                                                                                     -----------           -----------
                             Net cash provided by financing activities                 3,721,989             1,431,631
                                                                                     -----------           -----------

                                  Net increase  in cash                                  440,820               591,338

           Cash, beginning of the year                                                   719,989               128,651
                                                                                     -----------           -----------

           Cash, end of the year                                                     $ 1,160,809           $   719,989
                                                                                     ===========           ===========


        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE YEARS ENDED DECEMBER 31,1997 AND
                                DECEMBER 31,1996

                                                                  COMMON STOCK               ADDITIONAL
                                                                  ------------                 PAID-IN
                                                             SHARES           AMOUNT           CAPITAL
                                                           ----------        --------        -----------
Balances, December 31, 1995                                        --        $     --        $   586,287

                     HALIS, INC
Net loss                                                            0               0                  0
Additional capital contributed                                      0               0            199,678
Assumed purchase of net assets
  of Fisher at Predecessor cost                             7,455,646          74,556          8,614,787
Issuance of shares in reverse acquisition of Fisher
  by HALIS, Inc.                                           15,000,000         150,000           (150,000)
Issuance of common stock                                    1,516,975          15,170          1,623,649
                                                           ----------        --------        -----------
Balances, December 31, 1996                                23,972,621        $239,726        $10,874,401

Net Loss                                                            0               0                  0
Shares issued in business acquisitions                     15,699,004         156,990         19,606,419
Issuance of common stock                                    3,040,332          30,403          3,749,945
Common stock issued for conversion of
  convertible debt to equity                                1,527,718          15,278          1,512,440
                                                           ----------        --------        -----------
Balances, December 31, 1997                                44,239,675        $442,397        $35,743,205
                                                           ==========        ========        ===========

                                                             STOCK                                    TOTAL
                                                          SUBSCRIPTION        ACCUMULATED         STOCKHOLDERS'
                                                           RECEIVABLE           DEFICIT              EQUITY
                                                          ------------       ------------         ------------
Balances, December 31, 1995                                $      --         $ (1,421,780)        $   (835,493)

                     HALIS, INC
Net loss                                                           0           (1,989,696)          (1,989,696)
Additional capital contributed                                     0                    0              199,678
Assumed purchase of net assets
  of Fisher at Predecessor cost                                    0           (9,554,477)            (865,134)
Issuance of shares in reverse acquisition of Fisher
  by HALIS, Inc.                                                   0                    0                   --
Issuance of common stock                                    (240,000)                   0            1,398,819
                                                           ---------         ------------         ------------
Balances, December 31, 1996                                $(240,000)        $(12,965,953)        $ (2,091,826)

Net Loss                                                           0          (20,502,424)         (20,502,424)
Shares issued in business acquisitions                             0                    0           19,763,409
Issuance of common stock                                     240,000                    0            4,020,348
Common stock issued for conversion of
  convertible debt to equity                                       0                    0            1,527,718
                                                           ---------         ------------         ------------
Balances, December 31, 1997                                $      --         $(33,468,377)        $  2,717,225
                                                           =========         ============         ============


        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION:

         HALIS, Inc. ("HALIS") and Subsidiaries (collectively, the "Company") develops and supplies healthcare software systems and provides practice management and claims processing services to managed healthcare markets, medical practices, and related point of service markets. The Company also provides value added computer services, network solutions, and connectivity solutions and systems integration principally to Atlanta area businesses. Additionally, the Company provides services support, including onsite hardware maintenance, as well as network support programs.

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

         In accordance with purchase accounting principles pursuant to Accounting Principles Board Opinion No. 16, "Business Combinations" (APB 16), the Company accounted for the net assets of HALIS, Inc. acquired at the fair value of such net assets as of November 19, 1996.

         Because of the transactions noted above, the Company's results of operations for the year ended December 31, 1996 consist of the operations of AHS, ASI, and HSI for the entire year and the operations of HALIS, Inc. from November 19, 1996 to December 31, 1996.

         PRINCIPLES OF CONSOLIDATION:

         The consolidated financial statements include the accounts of HALIS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         REVENUE RECOGNITION:

         Revenue consists primarily of physician practice management fees, third party claims processing fees, consulting services, software licensing fees, sales of related computer hardware, and post contract customer support and maintenance.

         Practice management, claims processing,    When the services are provided.
         consulting services, installation,
         training and education

         Software Licensing Revenue                 After shipment of the product and
                                                    fulfillment of acceptance terms, provided no
                                                    significant obligations remain and
                                                    collection of resulting receivable is deemed
                                                    probable.

         Contract Support                           Ratably over the life of the contract from the
                                                    effective date.

         Hardware                                   Upon shipment of computer equipment to the
                                                    customer, provided no significant
                                                    obligations remain and collection of
                                                    resulting receivable is deemed probable.



         RESTRICTED CASH:

         The Company, through its third party claims administration subsidiary, receives prepayments for premiums to be paid on behalf of its customers. As of December 31, 1997, the Company had $350,675 of such prepayments, and related deferred revenue and customer deposits of $379,083.

         PROPERTY AND EQUIPMENT:

         Property and equipment is carried at cost. Depreciation is computed using the straight-line method based on estimated useful lives of the assets, generally three to five years.

         GOODWILL:

         Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over a period of 5 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) in individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected discounted cash flows of the business unit.

         In December 1997, due to the continued significant operating losses at several subsidiaries, the Company reviewed the recoverability of goodwill. The Company determined that: (i) the unamortized goodwill from the PhySource Ltd. ("PhySource") acquisition $2,925,044 was not recoverable and should be written off, (ii) the goodwill from the Physician Resource Network, Inc. ("PRN") acquisition should be reduced by $3,924,741 to $1,396,311, and (iii) the goodwill from The Compass Group, Inc. ("Compass") acquisition should be reduced by $942,560 to $383,302.

         SOFTWARE DEVELOPMENT COSTS:

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", research and development costs incurred prior to the attainment of technological and marketing feasibility of products are charged to operations. Thereafter, the Company capitalizes the direct costs and allocated overhead incurred in the

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


development of products, until the point of market release of such products, wherein costs incurred are again charged to operations.

         Capitalized costs are amortized over a period of five years on a straight-line basis, and amortization commences when the product is available for market release. Unamortized costs are carried at the lower of book value or net realizable value.

         LONG-TERM INVESTMENTS

         The investment is in a marketable equity security, is classified available for sale and is recorded at market value which at December 31, 1997 approximated cost.

         ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         Approximately $500,000 of the amounts payable balance of $1,445,000 is in arrears and the Company has negotiated the payment terms. Approximately $376,000 of the accounts payable balance is due to buyer of one of the businesses sold during 1997. The remaining accounts payable balance is being negotiated with vendors on a case by case basis as they come due.

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

         EARNINGS PER SHARE:

         The Company has adopted SFAS No. 128, "Earnings Per Share", in 1997 which requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of common stock equivalents included in diluted earnings per share, but excluded in basic earnings per share. As the Company experienced net losses for the income statement periods presented, common stock equivalents have an antidilutive effect and are excluded for purposes of calculating diluted earnings per share. The number of shares which have an antidilutive effect on diluted earnings per share was 1,942,345 and 1,651,660 in 1997 and 1996, respectively. There is no difference between earnings per share amounts recorded previously and amounts recorded pursuant to SFAS No. 128.

         USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, and disclosures including the allowance for possible losses, useful lives, legal contingencies, and recoverability of long-term assets such as capitalized software development costs and goodwill. Actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

         NEW ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure. SFAS No. 129 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 129 is not expected to have any impact on the Company's financial reporting disclosures.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for displaying comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a significant impact on the Company's financial reporting disclosures.

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for reporting information

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


about operating segments in annual financial statements and requires reporting selected information about operating segments in interim financial reports issued to stockholders. SFAS No. 131 is effective for fiscal year beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a significant impact on the Company's financial reporting disclosures.

         The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", effective for fiscal years beginning after December 15, 1997. The Company has reviewed the SOP and does not anticipate any material change to its revenue recognition policy as a result of the adoption of the SOP.


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

         C. REALIZATION OF ASSETS:

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses from operations since the merger and such losses are continuing in fiscal year 1998. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1996 and 1997, and this continues to be the case in 1998. The Company had a working capital deficiency as of December 31, 1997 and as of March 31, 1998. Specifically, the Company estimates that it incurred negative cash flow of approximately $700,000 from January 1, 1998 to February 28, 1998. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining acounts payable on a case by case basis. The Company's cash balance at March 31, 1998 was approximately $300,000.

         In view of the matters described in the preceding paragraph, there is a significant doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to take the following steps to improve its operating results and financial position, which it believes to be sufficient to provide the Company with the ability to continue in existence during the

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ensuing twelve month period.

         The Company is presently raising capital in a private placement to provide up to $1,300,000 of working capital. Management believes that the net proceeds contemplated by this offering will be sufficient to fund the Company's operations through June 1998. The Company has raised net proceeds of approximately $858,000 from this offering as of April 10, 1998 primarily in the form of convertible debentures. If the Company is unable to increase revenues and cut costs in order to generate sufficient positive cash flow beginning in July of 1998, an additional capital infusion will be required for the Company to meet its obligations.

         As discussed in Note N to these financial statements, the Company completed three dispositions in December 1997 which it believes substantially strengthened the Company's operations. These dispositions raised cash, improved cash flow, and increased the Company's focus on sales of its software technology.

         The Company has implemented a restructuring program to reduce its fixed costs and move the Company towards profitability. The Company does not anticipate that it will record a restructuring reserve related to these actions. As part of this program, the Company consolidated its three Atlanta offices into a single location on March 1, 1998. In addition to eliminating certain leases and redundant occupancy costs, this move is also expected to produce synergistic benefits among employees.

         The Company has also realigned its executive structure. Effective March 1, 1998, Harold J. Williams, III and James E. Clements, who served as the Company's Chief Financial Officer and Controller, respectively, resigned and became consultants to the Company with respect to certain financial and accounting matters. Also effective March 1, 1998, Joseph H. Neely and Ken Lopez, who served as the Company's Chief Operating Officer and Vice President of Sales, respectively, left the Company to form their own sales and marketing organization that is under contract to provide certain sales and marketing services to the Company. In addition, the remaining executive officers have deferred all or part of their salaries until the Company achieves a positive cash flow or receives additional outside capital. Overhead was further reduced by the elimination of five other corporate office employees.

         Thus far in 1998, the Company has had limited success entering into contracts for the sale of the HES product. The Company continues to focus on the sale of HES software, which the Company believes will continue to gain market acceptance. In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure.

         While the Company believes the plan that it is undertaking will be successful and in the interest of the Company, no assurances can be given that the Company indeed will be successful and that the Company will continue as a going concern. Risk factors include, among others, (i) timely completion of modifications and enhancements of the Company's healthcare products, (ii) continued working capital availability while such products are being developed,
(iii) continued availability of key members of management, (iv) acceptance of the Company's products by customers in the healthcare market, (v) uncertainty of market acceptance, (vi) reliance on a limited number of products, (vii) effective integration of acquisitions, (viii) technological change, and (ix) competition.

         D. SOFTWARE DEVELOPMENT COSTS:

                                                 Years ended December 31,
                                                    1997          1996
                                                 -----------------------
Balances, beginning of year                      $160,995       $    -0-

Amounts capitalized                                   -0-        160,995

Amortization                                       32,601            -0-
                                                 -----------------------
Balances, end of year                            $128,394       $160,995
                                                 =======================

Research and development costs incurred          $844,404       $561,694

Less amounts capitalized                              -0-        160,995
                                                 -----------------------
Research and development charged to expense      $844,404       $400,699
                                                 =======================


         No amortization of capitalized software development costs was recognized during 1996.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         E. NOTES PAYABLE:

         The Company has the following notes payable as of December 31, 1997:

                  Bank - Note Payable                                                              $381,014

                  Interest of 10.5% per annum. Payable in monthly installments of $10,491 with a balloon payment at maturity on December 25, 1997. Secured by PRN assets, life insurance proceeds and personal guarantees. Refinanced subsequent to year end.

                  7% Convertible Promissory Notes                                                  $290,000

                  Convertible promissory notes were issued in a private placement by HALIS, Inc., in 1996 and mature January 15, 1998.
                  $1,216,000 of these notes were converted into equity during fiscal 1997. Interest is payable quarterly, and the principal may, at the holder's option, be converted into shares of common stock at $1.00 per share. Subsequent to year end
                  $190,000 of the notes were retired and $100,000 were converted into newly issued 10% convertible notes.

                  4% Convertible Debenture                                                         $200,000

                  On December 30, 1997 the Company issued a 4% convertible debenture in the principal amount of $200,000 with interest payable at maturity or upon conversion. The Debentures are convertible into the Company's common stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bid price average for a 10 day period). The
                  Company also issued 250,000 warrants with an exercise price of $0.60 per share.

Subsequent to year-end, the bank holding the note payable agreed to consolidate the outstanding balance with the line of credit it extends to the Company (see Note F), and extend the maturity until March 17, 1999. The interest rate on the new $460,675 note is 10.5% per annum. The note is payable in monthly installments of $12,935 with a balloon payment at maturity. The note is secured by PRN assets, life insurance proceeds and personal guarantees.


         F.  LINE OF CREDIT:

         The Company has the following line of credit as of December 31, 1997:

                  Bank Line of Credit                                                              $ 92,334

                  Interest of 10.5% per annum. Secured by PRN assets, life insurance proceeds and personal guarantees. Refinanced subsequent to year end as part of consolidation of bank debt discussed in Note E.


                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         G.  RELATED PARTY NOTES:

         The Company has the following unsecured notes payable to stockholders and directors as of December 31, 1997:

         Notes Payable:

                    Stockholder - unsecured note payable with interest of 7.00%; payable 4/30/98.                 $ 18,000

                    Stockholder/Director - unsecured note payable non-interest bearing; due on demand.              39,241

                    Stockholder/Director - unsecured note payable non-interest bearing; due on demand.               9,000
                                                                                                                  --------
                                                                                                                  $ 66,241
                                                                                                                  ========

         The Company has the following note receivable due from a stockholder as of December 31, 1997.

         Notes Receivable:

         Stockholder - $574,831 note receivable with interest of 5% per annum, due October 31, 2001; stockholder may repay the note using HALIS Common Stock if certain conditions are met, including but not limited to, the Company's common stock achieving a traded market price of at least $3 per share for a specified period of time.

         Management believes that these transactions were under terms no less favorable to the Company than those arranged with other parties.


         H.  COMMITMENTS AND CONTINGENCIES:

         PAYROLL AND SALES TAXES:

         The Company has an agreement to pay monthly for certain historic payroll and sales tax issues.

         LEASES:

         The Company leases office space and equipment under several operating and capital lease agreements expiring between 1998 and 2004. Rent expense for the office space and equipment classified as operating leases totaled $586,827 and $156,553 for the years ended December 31, 1997 and 1996, respectively. At December 31, 1997, future minimum lease payments under non-cancelable leases having remaining terms in excess of one year are as follows:

      December 31,                              Operating Leases    Capital Leases
     -----------------------------------------------------------------------------
        1998                                        $  752,840       $  164,843

        1999                                           732,957          133,548

        2000                                           633,434           25,085

        2001                                           568,991           19,407

        2002                                           883,290                -
                                                    ---------------------------
       Totals:                                      $3,571,512       $  342,883
Less: Interest                                      ==========          (50,651)
                                                                     ----------
                                                                     $  292,232
                                                                     ==========

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Property and equipment at December 31, 1997 include the following assets held under capitalized leases:


                           Computer Equipment                                         $246,231
                           Office Furniture & Equipment                                 46,001
                                                                                      --------
                                                                                       292,232

                           Less: Accumulated Depreciation                               83,465
                                                                                      --------
                                                                                      $208,767


         EMPLOYEE BENEFIT PLAN:

         The Company sponsors a 401(k) retirement savings plan for all employees who meet certain eligibility requirements. Employees may contribute to the plan up to 20% of their salary or the maximum allowed by the IRS. The Company may elect to make matching and/or discretionary contributions. However, one of the Company's 1997 acquisitions, PRN, had a pre-existing plan, which included a 2% employee matching contribution. This matching will not continue after December 31, 1997.

         EMPLOYMENT AGREEMENTS:

         The Company has entered into an employment agreement with Paul W. Harrison, which expires December 31, 1999. The agreement provides for a annual base salary of $200,000 (to be increased upon the attainment of certain annual revenue targets) plus certain incentive bonus payments and the issuance of certain qualified and non-qualified stock options to purchase shares of common stock of the Company at the discretion of the Board of Directors. Effective February 15, 1998 Mr. Harrison elected to defer his salary until such time as the Company is generating positive cash flow.

         The Company also entered into an employment agreement with Larry Fisher, which expires December 31, 1999. The agreement provides for an annual salary of $175,000 (to be increased upon the attainment of certain annual revenue targets) plus incentive bonus payments. In addition, the employment agreement provides for the issuance of certain qualified and nonqualified options to purchase shares of common stock of the Company at the discretion of the Board of Directors. Effective February 15, 1998 Mr. Fisher elected to defer his salary until such time as the Company is generating positive cash flow.

         In connection with current year acquisitions, the Company entered into employment agreements with certain members of management (Note N).

         LITIGATION:

         In February 1997, a complaint styled Advanced Custom Computer Solutions, Inc., ("ACCS") Wayne W. Surman and Charlotte Surman v. Fisher Business Systems, Inc., HALIS, Inc., Larry Fisher, Paul W. Harrison and Nathan
I. Lipson was filed in the State Court of Fulton County, Georgia. The complaint alleges, among other things, breach of contract in connection with the termination by the Company of its merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company. The complaint seeks damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company has answered denying the allegations of liability in the complaint and intends to vigorously contest the lawsuit. There can be no assurance, however, that the Company will be successful in its defense or

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

         In August 1995, the Company entered into a Finder's Fee Agreement with Penny Sellers, pursuant to which the Company agreed to pay Ms. Sellers a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company in respect of transactions introduced to the Company by Ms. Sellers. The compensation payable to Ms. Sellers pursuant to the Finder's Fee Agreement was limited to $500,000. In late August 1995, Ms. Sellers introduced the Company to AUBIS. To date, the Company has paid $19,350 to Ms. Sellers, which represents 10% of the investment made by the principals of AUBIS in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

         Ms. Sellers has claimed that the entirety of a convertible notes offering completed in 1996 (in which an aggregate of $1,470,000 was raised by HALIS) would not have been successful but for her introduction of the AUBIS principals to HALIS. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all future capital funding raised by HALIS (up to the $500,000 maximum compensation). In this regard HALIS has recently completed a private placement which raised gross proceeds of approximately $2,000,000. Finally, Ms. Sellers has made a claim for 10% of the value of AHS, ASI, and HSI, which were acquired by HALIS in November 1996. Ms. Sellers filed suit with respect to these claims against HALIS, Larry Fisher and Paul W. Harrison on July 18, 1997, in the State Court of Fulton County, Georgia seeking actual damages from the Company and Messrs. Fisher and Harrison in the amount of $480,535 and punitive damages from Messrs. Fisher and Harrison in the amount of not less than $1,000,000. HALIS' management believes that these claims are outside the scope of the Finders' Fee Agreement and intends vigorously to contest them. There can be no assurance, however, that HALIS will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of HALIS.

         HALIS is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein. No provision has been made in these financial statements regarding these items due to the uncertainty of their ultimate resolution.

         I. INCOME TAXES:

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company's deferred income tax assets and liabilities as of December 31, 1997 are as follows:

         Deferred tax assets:
         Net operating loss carryforwards            $ 10,731,859
         Other, net                                       230,660
                                                     ------------
                                                       10,962,519

         Deferred tax liabilities:
         Excess tax depreciation over book                 (9,086)
                                                     ------------

         Net deferred tax asset                        10,953,433
         Valuation allowance                          (10,953,433)
                                                     ------------

         Net deferred tax asset reported                        -

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                           1997           1996
                                                           ---------------------
         Federal income tax rate                           (34.0%)        (34.0%)

         Effect of net operating loss carryforward
            and valuation allowance                         34.0%          34.0%

         State income tax, net of federal benefit              -              -
                                                           --------------------

         Effective income tax rate                           0.0%           0.0%

         At December 31, 1997, the Company had available for carryforward a net operating loss of approximately $28.6 million. Approximately $10.0 million of the net operating loss relates to losses prior to 1997, and as a result of an ownership change on November 19, 1996 (Note A), and in accordance with Section 382 of the Internal Revenue Code, the loss carryforward is limited to approximately $841,000 for each year thereafter. Losses are limited to a fifteen-year carryforward, with losses from 1985 beginning to expire in 2000.


         J. STOCK OPTION PLAN:

         During 1996, the Company adopted the 1996 Stock Option Plan which provided for the issuance of both qualified and nonqualified stock options to employees and non-employee directors pursuant to Section 422 of the Internal Revenue Code. The number of shares reserved for the plan was 3,000,000. On December 5, 1997 the shareholders of the Company approved an amendment to increase the number of shares available for grant from 3,000,000 shares to 8,000,000 shares. Additional non-qualified options may be granted outside of the plan upon approval of the Board of Directors.

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

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         The Company's previous incentive stock option plan, the 1986 incentive Stock Option Plan, expired on January 29, 1996. The 1988 Non-qualified Stock Option Plan was terminated by the Company on April 24, 1996. Activity related to these plans is as follows:

                                    1986 &       Weighted                 Weighted     Outside          Weighted
                                  1988 Plans:    Average     1996 Plan:    Average     of Plans:         Average
                                   Number of     Exercise    Number of     Exercise    Number of         Exercise
                                    Options       Price       Options       Price       Options           Price
                                ----------------------------------------------------------------------------------
Outstanding @ 12/31/95                   77,540     $0.71              --       --       792,000           $0.34
Granted                                      --        --       1,760,000    $1.59     6,200,000            1.13
Expired                                  (5,600)     0.50              --       --            --              --
                                ---------------             -------------             ----------
Outstanding @ 12/31/96                   71,940      0.72       1,760,000     1.59     6,992,000            1.04
Granted                                      --        --       1,217,742     1.87     5,680,000            2.09
Expired                                      --        --         (10,000)    2.00            --              --
Terminated                                   --        --              --       --    (4,800,000)           1.13
                                ---------------             -------------             ----------
Outstanding @ 12/31/97                   71,940      0.72       2,967,742     1.71     7,872,000            1.74

Exercisable @ 12/31/97                   71,940     $0.72       1,382,500    $1.59     7,272,000           $1.74


         Exercise prices for options outstanding as of December 31, 1997 under the 1986 and 1988 Plans ranged from $0.09 to $11.88 per share. The weighted average remaining life of these options was approximately 5 years.

         Exercise prices for options outstanding as of December 31, 1997 granted under the 1996 Plan ranged from $1.13 to $2.28 per share. The weighted average remaining life of these options was approximately 9 years.

         Exercise prices for options outstanding as of December 31, 1997 granted outside of the Plans ranged from $0.25 to $2.12 per share. The weighted average remaining life of these options was approximately 9 years.

         On February 25, 1998 the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and the number of shares of common stock subject thereto. In connection with this resolution, the aggregate number of options outstanding at December 31, 1997 was reduced by 2.1 million shares to
8.8 million shares. The weighted average exercise price declined from $1.72 per share to $0.54 per share.

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS 123). Under APB 25, if the exercise price of the underlying stock equals fair market value on the date of grant, no compensation expense is recognized.

         Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996:

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 1997                          1996
-------------------------------------------------------------------------------------
Risk-free interest rate                       5.88-6.53%                       6.1%

Dividend yield                                   0.0%                          0.0%

Volatility factor                                0.3                           0.3

Weighted average expected life                 5 years                       3 years

Forfeiture rate                                  5.0%                          0.0%


         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share if compensation expense had been recognized for the options issued would have been as follows:

                                                    1997                           1996
-------------------------------------------------------------------------------------------
Net loss - as reported                           $20,502,424                    $1,989,696

Net loss - pro forma                              25,688,334                     2,944,622

Reported per share - basic & diluted                    0.57                          0.12

Pro forma per share - basic & diluted                   0.71                          0.18

Weighted average fair value of options
   granted during the year                              0.74                          0.39


K. PRIVATE PLACEMENT OF COMMON STOCK:

RECENT SALES OF SECURITIES

         In March 1997, the Company completed a private placement of 668,000 shares of Common Stock and 289,467 Warrants with a strike price of $1.75 per share, resulting in net proceeds to the Company of approximately $900,000. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, enhance its software products, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

         In May 1997, the Company completed a private placement of 648,332 shares of Common Stock and 280,942 Warrants with a strike price of $1.75 per share, resulting in net proceeds to the Company of approximately $1.0 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

         In September 1997, the Company completed a private placement of 1,724,000 shares of Common Stock and 176,326 Warrants with a strike price of $1.35 per share, resulting in net proceeds to the Company of approximately $1.9 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

         On September 30, 1997, the Company issued 1,006,000 shares of Common Stock upon the conversion by holders of $1,006,000 in principal amount of the Company's 7% Convertible Promissory Notes (the "Notes"). Following the conversion, $500,000 in principal remained outstanding under the Notes. In addition to reducing future quarterly cash interest expense by approximately $20,000, the Notes conversion eliminated the obligation of the Company to repay the principal sum of $1,006,000 at maturity on January 15, 1998. Also on September 30, 1997, the Company issued approximately 200,051 shares of Common Stock upon the conversion by certain creditors of approximately $200,051 of principal and accrued interest.

         During December 1997 the Company received funds from the sale of 4% Convertible Debentures and certain warrants. The Debentures and Reg S Warrants were issued to non-U.S. Persons with the assistance of GEM Advisors, Inc. acting as a placement agent. The Debentures are convertible into the Company's common stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bid price average for the 10 trading days preceding the day prior to the conversion date). The Company also issued 250,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the Debentures was $200,000 in cash less certain expenses, including payments of $2,500 in fees to the escrow agent, and 9% of the aggregate proceeds to GEM Advisors, Inc. and 100,000 Warrants to an affiliate of GEM as compensation for its services. The offers and sales of the Debentures and Reg S Warrants were made pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended. Subsequent to December 31, 1997, the Company received an additional $100,000 from the sale of 4% Convertible Debentures and 100,000 warrants under the same terms and conditions as the December 30 sale.

         Subsequent to December 31, 1997, the holders of all $300,000 of the 4% Convertible Debentures elected to convert their investment into the Company's Common Stock. As a result, the Company issued an aggregate of 1,267,497 shares of Common Stock in full satisfaction of principal and accrued interest owed to the holders.

         In response to the decline in price of the Company's Common Stock, the Company offered the remaining holders of the Notes additional shares of common stock to encourage them to execute their conversion option. The additional shares had the effect of increasing the ratio of shares issued to debt retired from 1:1 to 1.25:1. This same offer was extended to the holders of $1,006,000 of the Notes that had exercised their conversion option on September 30, 1997.

         Holders of $210,000 of the remaining $500,000 of these outstanding Notes elected to convert on December 31, 1997. On January 15, 1998, the maturity date of the Notes, $190,000 was retired and $100,000 was converted into newly issued 10% Convertible Notes.

         Through a private placement of 6% Convertible Debentures the Company has raised $868,000 from January 1, 1998 to April 14, 1998. The holders of these debentures shall be entitled to convert the entire principal amount and accrued but unpaid interest of these debenture at any time on or before the maturity date. These debentures may be converted at the option of the holder at (i) 65% of the closing bid price of the Shares on the date of purchase of the debenture (the "Fixed Conversion Price"); or (ii) 65% of the average closing bid price of the Shares for the ten (10) trading days immediately preceding the day prior to the conversion date (the "Variable Conversion Price").

         The issuance of securities described above were made in reliance on the exemption from registration provided by Section 3(b) and/or 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. Except as described above, no underwriter was involved in the transaction and no commissions were paid.

         The Company will require additional capital or other financing to finance its operations and continued growth. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         L. RELATED PARTY TRANSACTIONS: On November 18, 1996, the Company entered into a license to a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which is controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison serves as the President of PHE and beneficially owns approximately 40% of this company. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates. In addition, the Company is obligated to pay MERAD Corporation a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc., a company purchased by the Company in November 1996. Mr. Harrison serves as President and is a 21% shareholder of MERAD Corporation. During 1996 and 1997, $90,000 and $180,000, respectively, was paid to MERAD Corporation for specific enhancements and maintenance required by the Company.

         As part of the license, HALIS Software agreed to continue developing MERAD and to be a beta site to test MERAD's capabilities and functionality. HSI agreed that any enhancements and modifications to MERAD become the sole and exclusive proprietary property of PHE, subject to HALIS Software's rights to use the same under its license. With the exception of certain licenses to use MERAD, PHE has exclusive ownership rights to MERAD.

         As a result of its acquisition of HALIS Software in November 1996, the Company assumed a software development and license agreement with OneTree Corporation, which is controlled by Paul W. Harrison. Mr. Harrison serves as a director and is an 80% shareholder of OneTree Corporation. During 1996 and 1997, $244,915 and $75,223, respectively, was paid to OneTree Corporation pursuant to its development and license agreement. This agreement was terminated in April 1997 in a settlement agreement that required the Company to pay OneTree $59,473. This obligation was satisfied in September 1997 and is included in the aggregate number cited above.

         On August 20, 1997, the Company and HealthWatch, Inc. ("HealthWatch") entered into a Subscription and Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase up to 50,000 shares of Series H Preferred Stock (the "HealthWatch Preferred Stock") of HealthWatch for an aggregate consideration of up to $300,000, depending upon the number of shares of HealthWatch Preferred Stock purchased. Each share of HealthWatch Preferred Stock may be converted at any time at the option of the holder thereof into twenty shares of the common stock of HealthWatch (the "HealthWatch Common Stock"). HealthWatch is a developer, manufacturer and distributor of medical instrumentation used in infusion therapy and vascular diagnosis. Paul W. Harrison and Larry Fisher, who are directors and the Chairman and Chief Executive Officer and the Executive Vice President of the Company, respectively, serve as directors of HealthWatch and as of February 5, 1998 beneficially own approximately 44% of its common stock.

         From August 20, 1997 through September 22, 1997, the Company purchased an aggregate of 4,166 shares of HealthWatch Preferred Stock for $125,000. The HealthWatch Preferred Stock purchased by the Company was converted into 83,333 shares of HealthWatch Common Stock, or 3.9% of the outstanding HealthWatch Common Stock. The Company is not obligated and does not have the present intent to purchase additional shares of the capital stock of HealthWatch.

         The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1997 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. Since the execution of the Letter of Intent, the Company and HealthWatch abandoned the proposed merger between the two companies and instead pursued a joint venture and co-marketing arrangement.

         The Company's HealthWatch investment of $125,000 is viewed by both companies as a demonstration of HALIS' commitment to the joint venture. The arrangement contemplates shared sales prospects by the Company and HealthWatch with a commission or revenue sharing arrangement to be structured. HealthWatch will provide technology, including the management of digitalized information from its devices, and an integration database engine for connection at the point of care. Management believes that this will provide an automated link to the HES for faster and more accurate information transfer. See "Item 12. Certain Relationships and Related Transactions".

         Management believes that these transactions were under terms no less favorable to the Company than those arranged with other parties.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


M. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

         Supplemental information required by SFAS No. 95 relative to the statement of cash flows is as follows:

The Company's non-cash investing and financing activities were as follows:

                                                                       1997               1996
-------------------------------------------------------------------------------------------------
Acquisitions:
Fair value of assets acquired                                       $ 6,465,634         $       0
Liabilities assumed                                                   2,341,960                 0
Stock issued                                                         19,763,409                 0
                                                                    -----------------------------
Goodwill                                                            $15,639,735         $       0
                                                                    =============================

Debt converted to equity:
Exchange of notes payable - related party for
   common stock                                                     $   203,051         $ 167,678
Exchange of 7% convertible promissory Notes
   for common stock                                                   1,216,000                 0
Exchange of services rendered for common stock                          108,667                 0
Exchange of receivable for common stock                                       0           240,000
                                                                    -----------------------------
                                                                    $ 1,527,718         $ 407,678
-------------------------------------------------------------------------------------------------

CASH PAID DURING THE YEAR FOR:
                                                                         1997              1996
-------------------------------------------------------------------------------------------------
Interest                                                            $    90,343         $   6,585
Taxes                                                               $         -         $   6,908
-------------------------------------------------------------------------------------------------



N. ACQUISITIONS AND DISPOSITIONS:

         In January 1997, the Company acquired The Compass Group, Inc., a software consulting company ("Compass"). In connection therewith, Debra York, the sole shareholder of Compass, was issued an aggregate of 350,000 shares of the Company's Common Stock and Compass became a wholly owned subsidiary of the Company (the "Compass Subsidiary"). In addition, as consideration for the waiver by

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ms. York of her rights under a provision in the Merger Agreement providing for the issuance of additional shares of the Company's Common Stock at a future date if certain financial targets were achieved for the year ending December 31, 1997. On June 30, 1997 the Company agreed to issue 688,000 shares of the Company's Common Stock to Ms. York.

         In connection with the Compass merger, the Compass Subsidiary entered into an employment agreement with Ms. York providing for the employment of Ms. York as President of the Compass Subsidiary for a term of two years at an annual base salary of $120,000. In addition, in connection with the consummation of the Merger, the Company granted to Ms. York non-qualified options to purchase 85,000 shares of the Company's Common Stock at an option price of $2.00 per share. The options granted to Ms. York are fully exercisable and expire January 10, 2007. On February 25, 1998 the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of common stock subject thereto. In connection with this resolution, the exercise price of Ms. York's options was reduced to $0.25 per share and the number of shares were reduced to 59,500 from 85,000.

         In January 1997, the Company also acquired Software Manufacturing Group, Inc. ("SMG"), a developer and seller of orthodontic practice management systems, which the Company sold in December 1997. See "Item 1. Business - Recent Dispositions." In connection therewith, the SMG shareholders were issued an aggregate of 3,072,000 shares of Common Stock and SMG became a wholly owned subsidiary of the Company (the "SMG Subsidiary"). In addition, as consideration for the waiver by the SMG shareholders of their rights under a provision in the Merger Agreement providing for the issuance of additional shares of Common Stock at a future date if certain financial targets were achieved for the year ending December 31, 1997, on June 30, 1997 the Company agreed to issue 960,000 shares of the Company's Common Stock to the SMG shareholders.

         In connection with the SMG merger, the SMG Subsidiary entered into an employment agreement with Charles Cone, Jr. providing for the employment of Mr. Cone as President of the SMG Subsidiary for a term of two years at an annual base salary of $192,000 plus incentive compensation determined in accordance with the provisions of his Employment Agreement. In addition, the Company granted to certain employees of SMG non-qualified options to purchase a total of 100,000 shares of the Company's Common Stock at an option price of $2.00 per share. These options are fully exerciseable and expire on January 24, 2007.

         In January 1997, the Company also acquired American Benefit Administrative Services, Inc. ("ABAS") and Third Party Administrators, Inc. ("TPA"), which provide third party administrative services for healthcare plans of large and small companies throughout the United States. In connection therewith, the ABAS and TPA shareholders were issued an aggregate of 1,875,000 shares of Common Stock and ABAS and TPA became a wholly owned subsidiary of the Company (the "ABAS/TPA Subsidiary").

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

         In addition, Mr. Spicer received a $100,000 signing bonus, payable in two installments with $50,000 due upon execution of his Employment Agreement and the remainder due on or before July 1, 1997. In addition, the Company granted to Mr. Spicer non-qualified options to purchase 1,250,000 shares of Common Stock at an option price of $2.00 per share. The options granted to Mr. Spicer are fully exercisable and expire on January 31, 2007. On February 25, 1998 the Company's Board of Directors

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of common stock subject thereto. In connection with this resolution, the exercise price of one-half of Mr. Spicer's options was reduced to $0.25 per share and the number of shares were reduced to 437,500 from 625,000. As a result, Mr. Spicer now holds options to purchase 625,000 and 437,500 at $2.00 and $0.25 per share, respectively.

         Mr. Spicer's Employment Agreement also provides for certain payments to be made to Mr. Spicer in the event he is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. The Merger Agreement also provides that Mr. Spicer may repay a loan from ABAS/TPA, which had a balance of $574,831 as of December 31, 1997, in the form of HALIS Common Stock if certain specified conditions are met.

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

         In addition, the Company granted to Ms. Toledano non-qualified options to purchase 100,000 shares of Common Stock at an option price of $2.00 per share. The options granted to Ms. Toledano are fully exercisable and expire on January 31, 2007. Ms. Toledano's Employment Agreement also provides for certain payments to be made to Ms. Toledano in the event she is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. In connection with the consumation of the mergers, the Company granted another ABAS/TPA subsidiary employee non-qualified options to purchase 25,000 shares of the Company's common stock at an option price of $2.00 per share. These options are fully exercisable and expire on January 31, 2007.

         In May 1997 the Company acquired TG Marketing Systems, Inc., a Georgia corporation ("TGM"), a provider of marketing and customer service software and related consulting services. Upon consummation of the TGM merger, Joseph M. Neely, in his capacity as the sole shareholder of TGM, was issued an aggregate of 2,388,060 shares of the Company's Common Stock. Mr. Neely also entered into an employment agreement with the Company for a term of two years at an annual base salary of $150,000 to serve as the Chief Operating Officer of the Company. In addition, in connection with the consummation of the TGM merger, the Company granted options to purchase an aggregate of 500,000 shares of the Company's Common Stock to certain employees of TGM at an option price of $1.50 per share. These options vest over a four year period in accordance with the Company's 1996 Stock Option Plan, and expire on May 2, 2007. In December 1997 the Company sold certain assets of the businesses formerly conducted by TGM. In connection with this asset sale the options granted to purchase 500,000 shares of the Company's Common stock were reduced to an aggregate number of 129,450 shares. The option price and vesting schedule were unchanged.

         In July 1997 the Company acquired Physicians Resource Network, Inc., a Florida corporation ("PRN") which became a subsidiary of the Company (the "PRN Subsidiary"). PRN provides practice management services to healthcare providers. Upon consummation of the PRN merger, Anthony F. Maniscalco, in his capacity as the sole shareholder of PRN, was issued an aggregate of 3,733,333 shares of the Company's Common Stock.

         In connection with the PRN merger, the PRN Subsidiary entered into an employment agreement with Mr. Maniscalco providing for the employment of Mr. Maniscalco as President of the PRN Subsidiary for a term of two years at an initial base salary of $125,000.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Also in connection with the PRN merger, the Company retired approximately $80,000 of existing indebtedness of PRN and agreed to cause all personal guaranties with respect to the indebtedness of PRN in the principal amount of $520,000 to a financial institution to be terminated. Subsequent to year end, the financial institution extended a new one year promissory note for the remaining outstanding balance of $460,675. The collateral supporting the loan, including all personal guaranties remains in place.

         In July 1997 the Company acquired PhySource Ltd. ("PhySource"), an Illinois a physician practice management corporation, which became a subsidiary of the Company (the "PhySource Subsidiary"). Upon consummation of the PhySource merger, the shareholders of PhySource were issued an aggregate of 2,632,611 shares of the Company's Common Stock, including payment of certain deferred compensation and expense advances to certain shareholders, payments to certain shareholders for termination of employment agreements, and payment in retirement of certain existing indebtedness of PhySource.

         In connection with the PhySource merger, the PhySource Subsidiary entered into an employment agreement with Theodore M. Homa, M.D. providing for the employment of Dr. Homa as the Medical Director for the medical practice that previously constituted the business of Theodore M. Homa, M.D., S.C. (the "Homa Practice"), which was acquired by PhySource immediately prior to the consummation of the PhySource merger. The employment agreement provides for the employment of Dr. Homa for a term of two years and for the payment of an annual base salary effective January 1, 1998 of $288,000. In addition, as incentive compensation Dr. Homa will be paid an amount equal to 2% of the software component of technology sales resulting from Dr. Homa's referral of prospective customers.

         All acquisitions consummated during the current year have been accounted for under the purchase method, and therefore, the results of the operations of the acquired entities have been included in the consolidated financial statements since the date of acquisition.

         DISPOSITION OF THE ORTHODONTIC BUSINESS

         Due to the previously described cash requirements, HALIS Services, Inc. ("HALIS Services"), a subsidiary of the Company, sold to InfoCure Corporation ("InfoCure") substantially all of the assets of the orthodontic practice management software business (the "Orthodontic Business") on December 31, 1997. The Orthodontic Business was acquired by the Company from Software Manufacturing Group, Inc. in January 1997. The Orthodontic Business includes the development, marketing, selling and servicing of computer hardware and software to orthodontic healthcare providers. The sale to InfoCure was consummated pursuant to an Asset Purchase Agreement dated December 31, 1997 (but effective as of December 1, 1997) by and among the Company, HALIS Services and InfoCure (the "InfoCure Asset Purchase Agreement"). InfoCure paid HALIS Services, net of liabilities paid by HALIS Services, approximately $1.8 million in cash. As of December 31, 1997, the Company had liabilities recorded of approximately $376,000 due to the purchase as an adjustment of the purchase price which was paid in 1998. The Company recorded a loss of approximately $3.1 million on the sale of the Orthodontic Business.

         In connection with the InfoCure Asset Purchase Agreement, the Company and HALIS Services agreed to pay approximately $5,900 per month through January 1999 to a former employee of HALIS Services and not to compete in the orthodontic practice management industry for a period of five years.

         SALE OF CERTAIN NON-HEALTH CARE ASSETS

         Due to their disappointing operating performance, HALIS Services sold certain non-healthcare related assets and property of TG Marketing Systems and Aubis Systems Integration (formerly, Aubis Systems Integration, Inc. or "ASI") to Communications Wiring and Accessories, Inc. ("Communications Wiring") on December 31, 1997 for a purchase price of $1 million and the assumption of certain liabilities (the "Purchase Price"), subject to downward adjustment as hereinafter described. The non-healthcare related assets and property included accounts receivable, computer software, computer equipment, furniture, fixtures and leasehold improvements. The Company received no cash consideration at closing and has not recorded any receivable from this transaction due to an evaluation of the timing and probability of the payments as hereinafter described.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         The Purchase Price is payable in monthly installments, commencing February 15, 1998, and continuing on the 15th day of each month thereafter (each, an "Installment Payment") until the earlier of the date upon which the aggregate amount of Installment Payments paid to HALIS Services shall equal the Purchase Price or December 31, 2007. Each Installment Payment shall be equal to 20% of the license fees, lease payments and royalties actually received by Communications Wiring with respect to the purchased assets for the calendar month immediately preceding the respective date upon which such Installment Payment shall be due and payable; provided, however, that in the event that the aggregate amount of all Installment Payments actually paid by Communications Wiring to HALIS Services prior to December 31, 2007 (the "Paid Installments") shall be less than $500,000, Communications Wiring shall pay to Seller an amount equal to the difference between $500,000 and the Paid Installments on December 31, 2007. In the event that the aggregate amount of all Installment Payments actually paid by Communications Wiring to HALIS Services prior to December 31, 2007 shall be equal to or greater than $500,000, Communications Wiring shall have no further obligation to make installment payments to HALIS Services and the entire Purchase Price shall be deemed to be equal to the Paid Installments.

         To secure the payment of the Purchase Price by Communications Wiring, HALIS Services retained a security interest in certain of the purchased assets constituting or relating to proprietary software developed by HALIS Services. Such security interest, however, does not guarantee that Communications Wiring will make the required Installment Payments as and when they become due. The Company recorded a loss of approximately $2.3 million on the sale of this business.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         O. UNAUDITED PRO FORMA INFORMATION:

         The following unaudited pro forma consolidated statement of operations of HALIS, Inc. gives retroactive effect to the following transactions as if they had occurred on January 1, 1997: (i) purchase of Compass, ABAS, PRN, and PhySource and (ii) the purchase and disposition of SMG and TGM. (Note N)

         The unaudited pro forma consolidated statement of operations was prepared by HALIS, Inc.'s management based on, and should be read in conjunction with, the historical statement of operations appearing elsewhere herein. This statement may not be indicative of the results of operations that would actually have been achieved had the transactions taken place at the date indicated and should not be construed as indicative of HALIS, Inc.'s results of operations for any future period.

                                                 Year ended December 31, 1997
                                                 ----------------------------

                                                  As Reported        Adjustments         Pro Forma
                                                 ---------------------------------------------------
Sales revenue                                    $ 10,134,586       $  (659,170)        $  9,475,416

Net loss                                         $(20,502,424)      $(4,862,354)        $(15,640,070)

Basic and diluted net loss per common share      $      (0.57)                          $      (0.45)

Basic and diluted weighted average shares          36,094,189                             35,080,137
outstanding

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On January 5, 1998, the Company dismissed its independent auditors, Habif, Arogeti & Wynne, P.C., and on the same date authorized the engagement of Arthur Andersen LLP as its independent auditors for the fiscal year ended December 31, 1997. Arthur Andersen LLP was formally engaged by the Company on January 8, 1998. Each of these actions was approved by the Board of Directors of the Company.

         Habif, Arogeti & Wynne, P.C. audited the financial statements for the Company for the fiscal year ended December 31, 1996. The report of Habif, Arogeti & Wynne, P.C. on the financial statements of the Company for the fiscal year ended December 31, 1996 contained an additional paragraph which emphasized that there was substantial doubt about the ability of the Company to continue as a going concern. Except as set forth in the preceding sentence, the report of Habif, Arogeti & Wynne, P.C. did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

         Except as described herein, in connection with the audit of the fiscal year ended December 31, 1996 and for the unaudited interim period through January 5, 1998, there were no disagreements with Habif, Arogeti & Wynne, P.C. on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of Habif, Arogeti & Wynne, P.C. would have caused it to make reference to the subject matter of the disagreement in its report. Habif, Arogeti & Wynne, P.C. has advised the Company, and the Company concurs, that the Company's consolidated statement of cash flows for the nine months ended September 30, 1997 is incorrect. The error is that the changes in assets and liabilities included as adjustments to reconcile net loss to net cash used by operating activities include the effects of businesses acquired during the period. The effect of this error was to increase the net cash used by operating activities and decrease the cash used by financing activities. The Company has corrected this error by filing a corrected Form 10-QSB/A for the quarter ended September 30, 1997.

         Further, during the fiscal year ended December 31, 1996 and the unaudited interim period through January 5, 1998, neither the Company or any of its representatives sought the advice of Arthur Andersen LLP regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

         In connection with the audit of the fiscal year ended December 31, 1996 and for the unaudited interim period through January 5, 1998, Habif, Arogeti & Wynne, P.C. did not advise the Company that (i) the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) that information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (iii) that there existed a need to expand significantly the scope of its audit, or that information had come to the attention of Habif, Arogeti & Wynne, P.C. during the fiscal periods, that if further investigated may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or
(b) cause Habif, Arogeti & Wynne, P.C. to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to the dismissal of Habif, Arogeti & Wynne, P.C. did not so expand the scope of its audit or conduct such further investigation; or (iv) that information had come to the attention of Habif, Arogeti & Wynne, P.C. that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the satisfaction of Habif, Arogeti & Wynne, P.C., would prevent it from rendering an unqualified audit report on those financial statements), and due to the dismissal of

Habif, Arogeti & Wynne, P.C., the issue has not been resolved to the satisfaction of Habif, Arogeti & Wynne, P.C. prior to its dismissal.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers and directors of the Company are as follows:

                      NAME                     AGE        POSITION WITH THE COMPANY
                      ---------------------------------------------------------------------------------------
                      Paul W. Harrison         43         Chairman of the Board and Chief Executive Officer

                      Larry Fisher             54         Executive Vice President,  Secretary, Treasurer and
                                                          Director

                      Charles Broes            59         Director

         Paul W. Harrison, age 43, has served as Chairman of the Board and Chief Executive Officer of the Company since November 1996. Mr. Harrison has extensive experience in the United States and internationally managing information technology companies and consulting projects. He is also the Chairman of the publicly traded company HealthWatch, Inc., and a significant owner in PHE, a privately held information technology management company. Previously, Mr. Harrison was the President and Managing Member of AUBIS, LLC from February 1995 to December 1997, which owned two information systems companies that were merged into HALIS in November 1996. Prior to HBOC, Mr. Harrison was an executive with and an advisor to HBO & Company from June 1993 until December 1994. He helped expand HBOC's markets, and it is now the top publicly traded health care information systems company. Prior to HBOC, Mr. Harrison was the CEO of BIVEN, Inc. from April 1991 to June 1993, which sold BIVEN Software and other technology related assets to HBOC in June 1993.

         Larry Fisher, age 54, has served as Executive Vice President of the Company since June 1997. Mr. Fisher was the founder of Fisher Business Systems, Inc. ("Fisher"), the predecessor of HALIS, Inc., and served as a director since its organization in 1979. Mr. Fisher subsequently served as President, Chief Executive Officer and Treasurer of Fisher from 1979 to 1992, and as Chairman of the Board, from December 1992 to November 1996. From November 1996 to June 1997, Mr. Fisher served as the President of HALIS, Inc. He led the development of the first generation of Fisher's products for the hospitality marketplace and is a recognized leader in the industry. Under his management, Fisher developed the first integrated point-of-sale and back office system for the food service industry. He also directed Fisher's efforts in the development of its second generation touch screen system. Mr. Fisher also serves as a director of HealthWatch, Inc., a manufacturer of medical products. Prior to 1979, Mr. Fisher was employed by IBM for 11 years in several executive sales and marketing positions. In his last such position, Mr. Fisher was responsible for creating, implementing and monitoring national marketing programs for the retail and hospitality industries.

         Charles Broes, age 59, has served as a director of the Company since July 1997. Mr. Broes is Chief Executive Officer of American Enterprise Solutions, Inc., a publically held healthcare service organization. In addition, Mr. Broes is the co-founder and is currently serving as the Chief Executive Officer and Chairman of the Board of TMR Corp., a business development company. Mr. Broes also serves as Chairman and Chief Executive Officer of Optimark Data Systems, Inc., a Canadian company. In 1982, Mr. Broes founded Wellmark, Inc. which became an industry leader for electronic healthcare clearinghouse services.

         The executive officers of the Company are appointed by the Board of Directors and hold office at the pleasure of the Board. Executive officers devote their full time to the affairs of the Company. There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

RECENT CHANGES IN MANAGEMENT

         Effective March 1, 1998, Harold J. Williams, III and James E. Clements resigned as officers of the Company. Mr. Williams served as Chief Financial Officer since June 1997 and Mr. Clements served as Controller since September 1997. Messrs. Williams and Clements have entered into consulting contracts with the Company pursuant to which they will provide certain financial and accounting services to the Company.

         Effective March 1, 1998, Joseph H. Neely and Ken Lopez resigned as officers of the Company. Mr. Neely served as the Company's Chief Operating Officer since June 1997 and Mr. Lopez served as the Company's Vice President of Sales. Messrs. Neely and Lopez have left the Company to form their own sales and marketing organization that is under contract to provide certain sales and marketing services to the Company.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except as follows: Paul W. Harrison(failed to file on a timely basis three reports relating to a total of five transactions); Nathan Lipson (failed to file on a timely basis two reports relating to a total of four transactions); Aubis, L.L.C. (failed to file on a timely basis one report relating to a total of one transaction); Larry Fisher (failed to file on a timely basis one report relating to a total of one transaction); and Charles Broes (failed to file on a timely basis one report relating to a total of one transaction).

         Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has a policy requiring all Section 16 reporting persons to report monthly to the Executive Vice President of the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning compensation paid, accrued or deferred by the Company for the fiscal years ended December 31, 1997, 1996 and 1995 to or on behalf of the Company's Chief Executive Officer and the other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1997 (hereinafter referred to as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                         -------------------                         ----------------------

       NAME AND                          FISCAL                                  OTHER ANNUAL              STOCK
        PRINCIPAL POSITION                YEAR         SALARY       BONUS        COMPENSATION             OPTIONS
      ---------------------------------------------------------------------------------------------------------------
      Paul W. Harrison                    1997         $200,000      $   -0-          (5)                 2,700,000
        Chairman of the Board and         1996(1)        33,000        8,000          (5)                 4,750,000(2)
        Chief Executive Officer-
      Larry Fisher                        1997         $175,000      $   -0-          (5)                   800,000
        Executive Vice President          1996(3)       182,882        5,000          (5)                 2,650,000(4)
                                          1995          150,000       18,000          (5)                   650,000



(1) Mr. Harrison joined the Company on November 19, 1996 upon consummation of the acquisitions of AHS, ASI and HSI. Accordingly, cash compensation for 1996 is for the period from November 19, 1996 to December 31, 1996.
(2) Of this amount, options to purchase 3,000,000 shares of Common Stock were subsequently terminated without being exercised. This amount also includes options to purchase 1,400,000 shares of Common Stock granted to Mr. Harrison prior to his employment with the Company. See "- Stock Options."
(3) Represents compensation for the twelve-month period ended December 31, 1996.
(4) Of this amount, options to purchase 1,800,000 shares of Common Stock were subsequently terminated without being exercised.
(5) The Company pays for an automobile allowance for Messrs, Harrison and Fisher, as well as certain other perquisites. The aggregate amounts of these benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during the past fiscal year for the Named Executive Officers.

DIRECTOR'S FEES

         The Company does not presently pay any fees to directors but does reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance of meetings of the Board of Directors. The Company has granted certain non-qualified stock options to its non-employee directors. The following table displays the options awarded to outside directors during 1997.

                          DIRECTOR         DATE       OPTIONS              VESTING            EXERCISE PRICE
                  -------------------------------------------------------------------------------------------
                        Charles Broes     6/5/97      100,000       25% per year beginning        $2.12
                                                                           6/5/98

                        Trevor Hicks      6/5/97      100,000       25% per year beginning        $2.12
                                                                           6/5/98

                         Nate Lipson      6/5/97      100,000       25% per year beginning        $2.12
                                                                           6/5/98

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

STOCK OPTIONS

         On November 18, 1996, the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan") for employees who are contributing significantly to the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 8,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100.0% (110.0% in the case of a holder of 10.0% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before
(1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four years.

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

         On December 6, 1996, the Company granted options to purchase up to 3,350,000 shares of Common Stock to Mr. Harrison, and options to purchase up to 1,850,000 shares of Common Stock to Mr. Fisher, exercisable at a price of $2.00 per share. Of this amount, options to purchase 3,000,000 shares of Common

Stock granted to Mr. Harrison and options to purchase 1,800,000 shares of Common Stock granted to Mr. Fisher were subsequently terminated without being exercised. The remaining stock options granted to Messrs, Harrison and Fisher are exercisable immediately. In February 1998 options were granted to Mr. Harrison (1,000,000 at $0.25 per share) and Mr. Fisher (600,000 at $0.25 per share) in consideration of deferral of salary.

         As of April 10, 1998, options to purchase 10.9 million shares of Common Stock of the Company were outstanding.

         The following table provides certain information concerning individual grants of stock options made during the fiscal year ended December 31, 1997 to the Named Executive Officers:


                                                   OPTION GRANTS IN LAST FISCAL YEAR
                                                           INDIVIDUAL GRANTS
                                                           -----------------

                NAME          OPTIONS GRANTED    % OF TOTAL OPTIONS GRANTED TO     EXERCISE OR BASE PRICE       EXPIRATION
                                    (#)             EMPLOYEES IN FISCAL YEAR            ($PER SHARE)              DATE
          ----------------------------------------------------------------------------------------------------------------
          Paul W. Harrison     2,700,000(1)                  39.1%                        $2.12 (2)               6/5/07

            Larry Fisher         800,000(1)                  11.6%                        $2.12 (2)               6/5/07

         (1) Options are immediately exercisable.
         (2) On February 25, 1998 the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of common stock subject thereto. In connection with this resolution, the exercise price of Mr. Harrison's and Mr. Fisher's options were reduced to $0.25 per share and the number of shares were reduced to 1,809,000 and 536,000, respectively.

         The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers as of December 31, 1997. No stock options were exercised by the Named Executive Officers during fiscal 1997.


         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES (1)


        NAME                      NUMBER OF UNEXERCISED OPTIONS AT       VALUE OF UNEXERCISED IN-THE-MONEY OPTIONS AT
                                            YEAR-END                                        YEAR-END
                                  EXERCISABLE /UNEXERCISABLE                        EXERCISABLE / UNEXERCISABLE
        ------------------------------------------------------------------------------------------------------------
        Paul W. Harrison               4,450,000 / 0                                    $       0 / $0

        Larry Fisher                   2,400,000 / 0                                    $ 185,975 / $0


(1) Dollar values calculated by determining the difference between the fair market value of the Company's Common Stock at December 31, 1997 ($0.53) and the exercise price of such options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information regarding the beneficial ownership of the Company Common Stock of the Company, as of April 13, 1998, by
(i) those persons or entities known by management of the Company to own beneficially more than 5% of the Company Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, the persons or entities listed below have sole voting and investment power with respect to the shares of the Company Common Stock shown as beneficially owned by them.

                                                        SHARES OF
                                                      COMMON STOCK
                   NAME OF                            BENEFICIALLY                             PERCENT
              BENEFICIAL OWNER                          OWNED (1)                             OF CLASS
              ----------------                        -------------                           --------
              Paul W. Harrison                        14,628,534(2)                              31%

              Larry Fisher                             3,063,000(3)                               7%

              Charles Broes                            5,880,840(4)                              12%

              Healthcare Technology                    5,000,000(5)                              11%
                Investments, L.L.C.

              Anthony Maniscalco                       3,733,333(6)                               8%
                and Catherine Maniscalco

              Healthwatch, Inc.                        2,762,000(7)                               6%

              American Enterprise Solutions            5,880,840(8)                              12%

              Nathan Lipson                            2,766,079(9)                               6%

              Directors and executive officers        23,572,374                                 50%
                as a group (3 persons)

(1) "Beneficial Ownership" includes shares for which an individual directly or indirectly, has or shares voting or investment power or both and also includes options which are exercisable within sixty days of the date of this Annual Report on Form 10K-SB. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below. Beneficial ownership as reported in the above table has been determined in accordance with Item 403 of Regulation S-B under the Securities Exchange Act of 1934. The percentages are based upon 47,395,835 shares outstanding, except for certain parties who hold presently exercisable options and convertible securities to purchase shares. The percentages for those parties who hold presently exercisable options or convertible securities are based upon the sum of 47,395,835 shares plus the number of shares subject to presently exercisable options or convertible securities held by them, as indicated in the following notes.

(2) Mr. Harrison disclaims beneficial ownership in 4,775,150 shares, but the amount reflected above includes (i) 4,450,000 shares subject to presently exercisable stock options, (ii) 3,916,534 shares owned by PHE, Inc., which Mr. Harrison has the power to vote by virtue of his position as the President of such entity but of which Mr. Harrison disclaims beneficial ownership with respect to 2,098,232 shares, (iii) 5,000,000 shares owned by Healthcare Technology Investments, L.L.C. ("HTI"), which Mr. Harrison has the power to vote by virtue of his position as the President and manager of this entity but of which Mr. Harrison disclaims beneficial ownership with respect to 2,676,918 shares, and (iv) 2,762,000 shares owned by Healthwatch which Mr. Harrison has the power to vote by virtue of his position as the Chairman of the Board of Directors of Healthwatch, but Mr. Harrison disclaims beneficial ownership with respect to the 2,762,000 shares. PHE directly owns 3,916,534 and indirectly, through HTI, owns 3,879,053. See Note 5 with respect to the beneficial ownership of the shares held by HTI. Mr. Harrison's business address is 9040 Roswell Road, Suite 470, Atlanta, Georgia 30350.

(3) Includes 2,400,000 shares subject to presently exercisable stock options. Mr. Fisher's business address is 9040 Roswell Road, Suite 470, Atlanta, Georgia 30350. These numbers exclude Healthwatch shares. Mr. Fisher is a director of Healthwatch but is not the beneficial owner of such shares.

(4) Includes 5,880,840 shares held by American Enterprise Solutions. Mr. Broes is the Chief Executive Officer of America Enterprise Solutions, but Mr. Broes disclaims beneficial ownership with respect to the 5,880,840 shares. Mr. Broes' business address is Thompson Center-II, 5313 Johns Road, Suite 201, Tampa, Florida 33634.

(5) Mr. Harrison presently has the power to vote all of these shares by virtue of his positions as President and manager of Healthcare Technology Investments, L.L.C., a Georgia limited liability company ("HTI"), but specifically disclaims beneficial ownership with respect to 2,581,168 shares held by HTI. The members, as of the date hereof, and their current beneficial ownership interests in the shares held by HTI are as follows: Paul Harrison Enterprise, Inc. (3,879,053); Paul W. Harrison (522,180, directly, 1,800,902, indirectly); James Askew (186,492); Lonnie Herzog (186,493), Eugene Harrison (99,463); Kathleen Wilhoit (74,597); Bill McIvor (39,785); and Frank Sparkman (11,936). HTI's business address is 3390 Peachtree Road, N.E., Lenox Towers, Suite 1000, Atlanta, Georgia 30326.

(6) These shares were issued in connection with the Company's acquisition of Physician's Resource Network, Inc. in July 1997. Mr. Maniscalco's business address is 3550 West Waters Avenue, Suite 100, Tampa, Florida 33614.

(7) Mr. Harrison is Chairman of the Board of Healthwatch and Mr. Fisher is a director. Healthwatch's business address is 2445 Cades Way, Vista California 92083.

(8) Mr. Broes is the Chief Executive Officer of America Enterprise Solutions, but Mr. Broes disclaims beneficial ownership with respect to the 5,880,840 shares. American Enterprise Solutions' business address is Thompson Center 11, 5313 Johns Road, Suite 201, Tampa, Florida 33634.

(9) Mr. Lipson is a former director of the Company and his address is 3775 Randall Mill Rd., Atlanta, GA 30327.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On August 20, 1997, the Company and Healthwatch, Inc. ("HealthWatch") entered into a Subscription and Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase up to 50,000 shares of Series H Preferred Stock (the "HealthWatch Preferred Stock") of HealthWatch for an aggregate consideration of up to $300,000, depending on the number of shares of HealthWatch Preferred Stock purchased. Each share of HealthWatch Preferred Stock may be converted at any time at the option of the holder thereof into twenty shares of the common stock of HealthWatch (the "HealthWatch Common Stock"). HealthWatch is a developer, manufacturer and distributor of medical instrumentation used in infusion therapy and vascular diagnosis. Paul W. Harrison and Larry Fisher, who are directors and the Chairman and Chief Executive Officer and the Executive Vice President of the Company, respectively, serve as directors of HealthWatch.

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

         The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1997 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. Since the execution of the Letter of Intent, the Company and HealthWatch abandoned the proposed merger between the two companies and instead pursued a joint venture and co-marketing arrangement.

         The Company's HealthWatch Preferred Stock investment of $125,000 is viewed by both companies as a demonstration of HALIS' commitment to the joint venture. The arrangement contemplates shared sales prospects by the Company and HealthWatch with a commission or revenue arrangement to be structured. HealthWatch will provide technology, including the management of digitalized information from its devices, and an integration database engine for connection at the point of care. Management believes that this will provide an automated link to the HES for faster and more accurate information transfer.

         In connection with the acquisition of ASI, AHS and HSI on November 19, 1996, the Company issued 10,000,000 shares of Common Stock to AUBIS, L.L.C. and 5,000,000 shares of Common Stock to Healthcare Technology Investments, L.L.C. (formerly HALIS, L.L.C.). Paul W. Harrison, the Chairman and Chief Executive Officer of the Company, serves as the managing member of both AUBIS, L.L.C. and Healthcare Technology Investments, L.L.C. and beneficially owns approximately 25% and 54% respectively, of these two companies.

         On November 18, 1996, the Company entered into a license to a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which is controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison serves as the President of PHE and beneficially owns approximately 40% of this company. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates. In addition, the Company is obligated to pay MERAD Corporation a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc., a company purchased by the Company in November 1996. Mr. Harrison serves as President and is a 21% shareholder of MERAD Corporation. During 1996 and 1997, $90,000 and $180,000, respectively, was paid to MERAD Corporation for specific enhancements and maintenace required by the Company.

         As part of the license, HALIS Software agreed to continue developing MERAD and to be a beta site to test MERAD's capabilities and functionality. HSI agreed that any enhancements and modifications to MERAD become the sole and exclusive proprietary property of PHE, subject to HALIS Software's rights to use the same under its license. With the exception of certain licenses to use MERAD, PHE has exclusive ownership rights to MERAD.

         As a result of its acquisition of HALIS Software in November 1996, the Company assumed a software development and license agreement with OneTree Corporation, which is controlled by Paul W. Harrison. Mr. Harrison serves as a director and is an 80% shareholder of OneTree Corporation. During 1996 and 1997, $244,915 and $75,223, respectively, was paid to OneTree Corporation pursuant to its development and license agreement. This agreement was terminated in April 1997 in a settlement agreement that required the Company to pay OneTree $59,473. This obligation was satisfied in September 1997 and is included in the aggregate number cited above.

         In February 1996, the Company entered into a Management Agreement with AUBIS, L.L.C. pursuant to which Mr. Harrison provided management services to the Company in an effort to begin the process of effecting an orderly transition of ASI and AHS to the Company. The Management Agreement was terminated on June 1, 1996. Management fees totaling $50,000 were paid by the Company to AUBIS, L.L.C. pursuant to this agreement. Separately, AHS, ASI and HSI paid management fees to AUBIS, L.L.C. of $85,100 in 1996. No management fees were paid to AUBIS, LLC in 1997.

         In February 1996, the Company entered into a Marketing Agreement with AHS pursuant to which AHS distributed the Fisher Restaurant Management System. Pursuant to this agreement, the Company advanced AHS $80,000, which indebtedness was canceled upon the acquisition of AHS by the Company in November 1996. AHS was previously a wholly owned subsidiary of AUBIS, L.L.C. which is controlled by Mr. Harrison.

         In 1996, the Company conducted a private placement of 7.0% Convertible Promissory Notes due January 15, 1998 (the "Notes"), some of which were purchased by directors of the Company as follows:

            NOTE PURCHASER                         NOTE AMOUNT                1996 INTEREST             1997 INTEREST
            ---------------------------------------------------------------------------------------------------------
            Paul Harrison & affiliate                $90,000                     $3,945                    $5,775

            Larry Fisher                              50,000                      2,747                     3,208

            Nathan Lipson                             90,000                      3,634                     5,775

         On September 30, 1997 the directors of the Company elected to convert their 7% convertible Promissory Notes to shares of the Company's common stock in accordance with the provisions of the notes. Shares were issued to the directors as follows:

                  Paul Harrison & affiliate                          90,000 shares

                  Larry Fisher                                       50,000 shares

                  Nathan Lipson                                      90,000 shares

         In response to the decline in price of the Company's common stock, the Company offered the remaining holders of the 7% convertible Promissory Notes additional shares of common stock to encourage them to execute their conversion option. The additional shares had the effect of increasing the ratio of shares issued to debt retired from 1:1 to 1.25:1. This same offer was extended to the holders of $1,006,000 of the 7%

Convertible Notes that had exercised their conversion option on September 30, 1997, including the directors of the Company. Consequently, on January 20, 1998 the directors received additional shares as follows:

                 Paul Harrison & affiliate                 22,500 shares

                 Larry Fisher                              12,500 shares

                 Nathan Lipson                             22,500 shares

         In addition, as of December 31, 1996, the Company owed $135,000 to Nathan Lipson, a director of the Company. These notes bear interest at rates ranging from 8.75% to 12.0% per year and are due on demand. As of December 31, 1996 accrued and unpaid interest on these notes totaled $20,787. On September 30, 1997 the Company converted the $129,188 of outstanding principal and accrued interest owed to Mr. Lipson pursuant to these notes to equity by issuing 129,188 shares of the Company's Common Stock to him

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

         The following exhibits are filed with or incorporated by reference into this report.

         3.1      Certificate of Incorporation, as amended (incorporated by
                  reference to Exhibit 3.1 of the Company's Registration Statement
                  on Form S-2 (No. 333-45783) filed February 6, 1998).
         3.2      Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 of the Company's Registration Statement on Form S-2
                  (No. 333-34215) filed August 22, 1997)
         4.1      Form of Common Stock Certificate (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form
                  S-18, Reg. No. 33-14114-A, filed May 7, 1987, as amended
                  ("Form S-18"))
         10.1     Employment Agreement dated November 18, 1996, as amended on
                  January 3, 1997, by and between the Registrant HALIS and Paul
                  W. Harrison (incorporated by reference to Exhibit 10.1 of the
                  Company's Annual Report on Form 10-KSB for the year ended
                  December 31, 1996)
         10.2     Employment Agreement dated November 18, 1996, as amended on
                  January 3, 1997, by and between the Registrant and Larry
                  Fisher (incorporated by reference to Exhibit 10.2 of the
                  Company Annual Report on Form 10-KSB for the year ended
                  December 31, 1996)
         10.5     Sublease dated January 10, 1997 by and between VeriFone, Inc.
                  and the Registrant for lease of office space in Atlanta,
                  Georgia (incorporated by reference to Exhibit 10.3 of the
                  Company's Annual Report on Form 10-KSB for the year ended
                  December 31, 1996)
         10.6     Warrant Agreement, dated November 19, 1996, by and between the
                  Registrant and SunTrust Bank, Atlanta (incorporated by
                  reference to Exhibit 10.4 of the Company's Annual Report on Form
                  10-KSB for the year ended December 31, 1996)
         10.7     Form of Employee Trade Secret Agreement (incorporated by
                  reference to Exhibit 10.19 of the Company's Form S-18)
         10.8     License Agreement, dated November 18, 1996, by and between
                  Paul Harrison Enterprises, Inc. and the Registrant Atlanta
                  (incorporated by reference to Exhibit 10.6 of the Company's
                  Annual Report on Form 10-KSB for the year ended December 31,
                  1996)
         10.9     Form of Note Purchase Agreement (incorporated by reference to
                  Exhibit 10.7 to the Company's Registration Statement on Form
                  S-2 effective August 29, 1997)
         10.10    Amended and Restated Agreement and Plan of Merger and
                  Reorganization, dated as of December 13, 1995 and amended and restated as of March 29, 1996 and as further amended on
                  September 27, 1996, among Fisher Business Systems, Inc.,
                  AUBIS, L.L.C.,

                  AUBIS Hospitality Systems, Inc., AUBIS Systems Integration,
                  Inc., and certain persons and affiliates of AUBIS, L.L.C.
                  (incorporated by reference from the Company's Current Report on Form 8-K dated November 19, 1996)
         10.11    Agreement and Plan of Merger and Reorganization, dated as of
                  January 10, 1997, among HALIS, Inc. and The Compass Group,
                  Inc., Compass Acquisition Co. and Debra B. York (incorporated by reference from the Company's Current Report on Form 8-K dated January 10, 1997)
         10.12    Agreement and Plan of Merger and Reorganization, dated as of
                  January 24, 1997, among HALIS, Inc., SMG Acquisition Co.,
                  Software Manufacturing Group, Inc., and the shareholders of
                  Software Manufacturing Group, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January
                  24, 1997)
         10.13    Agreement and Plan of Merger and Reorganization, dated as of
                  May 2, 1997, among HALIS, Inc., TG Marketing Systems, Inc., TG
                  Marketing Systems Acquisition Co., and Joseph H. Neely
                  (incorporated by reference from the Company's Current Report on Form 8-K dated May 2, 1997)
         10.14    Agreement and Plan of Merger and Reorganization, dated as of
                  July 7, 1997, among HALIS, Inc., PRN Acquisition Co.,
                  Physicians Resource Network, Inc., and the sole shareholder of
                  Physicians Resource Network, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated July 7,
                  1997)
         10.15    Agreement and Plan of Merger and Reorganization, dated as of
                  July 31, 1997, among HALIS, Inc., PhySource Acquisition Co.,
                  PhySource Ltd., and the shareholders of PhySource Ltd.
                  (incorporated by reference from the Company's Current Report on Form 8-K dated July 31, 1997)
         10.16    Agreement and Plan of Merger and Reorganization, dated as of
                  January 31, 1997, among HALIS, Inc., ABAS/TPA Acquisition Co.,
                  American Benefit Administrative Services, Inc., Third Party
                  Administrators, Inc., and the shareholders of American Benefit
                  Administrative Services, Inc. and Third Party Administrators,
                  Inc. (incorporated by reference from the Company's Current
                  Report on Form 8-K dated January 31, 1997)
         10.17    401(k) Plan of Registrant adopted January 1, 1991
                  (incorporated by reference to Exhibit 10.16 to the Company's
                  Annual Report on Form 10-K)
         10.18    Stock Purchase Agreement, dated as of March 29, 1996 and
                  amended as of September 27, 1996, between Fisher Business
                  Systems, Inc., HALIS, L.L.C., Paul W. Harrison and James Askew
                  (incorporated by reference to Exhibit 2.2 to the Company's
                  Current Report on Form 8-K dated November 19, 1996)
         10.19    1996 Stock Option Plan of the Company (incorporated by
                  reference to Exhibit 10.20 of the Company's Annual Report on
                  Form 10-KSB for the year ended January 31, 1996)
         10.19.1  Amendment No. 1 to 1996 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 of the Company's Registration
                  Statement on Form S-2 (Registration No. 333-45783), filed
                  February 6, 1998)
         10.19.2  Amendment No. 2 to 1996 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 of the Company's Registration
                  Statement on Form S-2 (Registration No. 333-45783), filed
                  February 6, 1998)
         10.20    Form of 4% Convertible Debenture (incorporated by reference to
                  Exhibit 4.1 of the Company's Current Report on Form 8-K dated
                  December 29, 1997)
         10.21    Form of Common Stock Purchase Warrant Certificate
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  Current Report on Form 8-K dated December 29, 1997)
         10.22    Asset Purchase Agreement dated December 31, 1997 among HALIS
                  Services, Inc., Orthodontic Practice Management System, Inc.,
                  Infocure Corporation, and the Company (incorporated by
                  reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K dated December 31, 1997)
         10.23    Asset Purchase Agreement dated December 31 1997 between
                  Communications Wiring and Accessories, Inc. and HALIS
                  Services, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31,
                  1997)
          21.1    List of Subsidiaries
          23.1    Consent of Habif, Arogeti & Wynne, P.C.

         23.2     Consent of Arthur Andersen LLP
         27.1     Financial Data Schedule (for SEC use only)


         (B) REPORTS ON FORM 8-K.

         The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1997:

-    Current Report on Form 8-K/A dated October 14, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      HALIS, INC.


         Date:  April 14, 1998        By: /s/ Paul W. Harrison
                                          --------------------------------
                                                   Paul W. Harrison
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



                    SIGNATURE                                  TITLE                                    DATE
                    ---------                                  -----                                    ----
              /s/ Paul W. Harrison                Chairman of the Board and                        April 14, 1998
              ------------------------------        Chief Executive Officer
              Paul W. Harrison



              /s/ Larry Fisher                    Director, Executive Vice President,
              ------------------------------      Treasurer And Secretary (principal
              Larry Fisher                         financial and accounting officer)               April 14, 1998



              /s/ Charles Broes                   Director                                         April 14, 1998
              ------------------------------
              Charles Broes

                                  EXHIBIT INDEX


         Exhibit                                                                          Sequential
         Number                 Description                                               Page Number
         ------                 -----------                                               -----------
         3.1      Certificate of Incorporation, as amended (incorporated by
                  reference to Exhibit 3.1 of the Company's Registration Statement
                  on Form S-2 (No. 333-45783) filed February 6, 1998).
         3.2      Amended and Restated Bylaws (incorporated by reference to
                  Exhibit 3.2 of the Company's Registration Statement on Form S-2
                  (No. 333-34215) filed August 22, 1997)
         4.1      Form of Common Stock Certificate (incorporated by reference to
                  Exhibit 4.1 of the Company's Registration Statement on Form
                  S-18, Reg. No. 33-14114-A, filed May 7, 1987, as amended
                  ("Form S-18"))
         10.1     Employment Agreement dated November 18, 1996, as amended on
                  January 3, 1997, by and between the Registrant HALIS and Paul
                  W. Harrison (incorporated by reference to Exhibit 10.1 of the
                  Company's Annual Report on Form 10-KSB for the year ended
                  December 31, 1996)
         10.2     Employment Agreement dated November 18, 1996, as amended on
                  January 3, 1997, by and between the Registrant and Larry
                  Fisher (incorporated by reference to Exhibit 10.2 of the
                  Company Annual Report on Form 10-KSB for the year ended
                  December 31, 1996)
         10.5     Sublease dated January 10, 1997 by and between VeriFone, Inc.
                  and the Registrant for lease of office space in Atlanta,
                  Georgia (incorporated by reference to Exhibit 10.3 of the
                  Company's Annual Report on Form 10-KSB for the year ended
                  December 31, 1996)
         10.6     Warrant Agreement, dated November 19, 1996, by and between the
                  Registrant and SunTrust Bank, Atlanta (incorporated by
                  reference to Exhibit 10.4 of the Company's Annual Report on Form
                  10-KSB for the year ended December 31, 1996)
         10.7     Form of Employee Trade Secret Agreement (incorporated by
                  reference to Exhibit 10.19 of the Company's Form S-18)
         10.8     License Agreement, dated November 18, 1996, by and between
                  Paul Harrison Enterprises, Inc. and the Registrant Atlanta
                  (incorporated by reference to Exhibit 10.6 of the Company's
                  Annual Report on Form 10-KSB for the year ended December 31, 1996)
         10.9     Form of Note Purchase Agreement (incorporated by reference to
                  Exhibit 10.7 to the Company's Registration Statement on Form
                  S-2 effective August 29, 1997)
         10.10    Amended and Restated Agreement and Plan of Merger and
                  Reorganization, dated as of December 13, 1995 and amended and restated as of March 29, 1996 and as further amended on
                  September 27, 1996, among Fisher Business Systems, Inc.,
                  AUBIS, L.L.C., AUBIS Hospitality Systems, Inc., AUBIS Systems
                  Integration, Inc., and certain persons and affiliates of
                  AUBIS, L.L.C. (incorporated by reference from the Company's
                  Current Report on Form 8-K dated November 19, 1996)
         10.11    Agreement and Plan of Merger and Reorganization, dated as of
                  January 10, 1997, among HALIS, Inc. and The Compass Group,
                  Inc., Compass Acquisition Co. and Debra B. York (incorporated by reference from the Company's Current Report on Form 8-K dated January 10, 1997)
         10.12    Agreement and Plan of Merger and Reorganization, dated as of
                  January 24, 1997, among HALIS, Inc., SMG Acquisition Co.,
                  Software Manufacturing Group, Inc., and the shareholders of
                  Software Manufacturing Group, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January
                  24, 1997)
         10.13    Agreement and Plan of Merger and Reorganization, dated as of
                  May 2, 1997, among HALIS, Inc., TG Marketing Systems, Inc., TG
                  Marketing Systems Acquisition Co., and Joseph H. Neely
                  (incorporated by reference from the Company's Current Report on Form 8-K dated May 2, 1997)
         10.14    Agreement and Plan of Merger and Reorganization, dated as of
                  July 7, 1997, among HALIS, Inc., PRN Acquisition Co.,
                  Physicians Resource Network, Inc., and the sole shareholder of
                  Physicians Resource Network, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated July 7, 1997)
         10.15    Agreement and Plan of Merger and Reorganization, dated as of
                  July 31, 1997, among HALIS, Inc., PhySource Acquisition Co.,
                  PhySource Ltd., and the shareholders of PhySource Ltd.
                  (incorporated by reference from the Company's Current Report on Form 8-K dated July 31, 1997)
         10.16    Agreement and Plan of Merger and Reorganization, dated as of
                  January 31, 1997, among HALIS, Inc., ABAS/TPA Acquisition Co.,
                  American Benefit Administrative Services, Inc., Third Party
                  Administrators, Inc., and the shareholders of American Benefit
                  Administrative Services, Inc. and Third Party Administrators,
                  Inc. (incorporated by reference from the Company's Current
                  Report on Form 8-K dated January 31, 1997)
         10.17    401(k) Plan of Registrant adopted January 1, 1991
                  (incorporated by reference to Exhibit 10.16 to the Company's
                  Annual Report on Form 10-K)
         10.18    Stock Purchase Agreement, dated as of March 29, 1996 and
                  amended as of September 27, 1996, between Fisher Business
                  Systems, Inc., HALIS, L.L.C., Paul W. Harrison and James Askew
                  (incorporated by reference to Exhibit 2.2 to the Company's
                  Current Report on Form 8-K dated November 19, 1996)
         10.19    1996 Stock Option Plan of the Company (incorporated by
                  reference to Exhibit 10.20 of the Company's Annual Report on
                  Form 10-KSB for the year ended January 31, 1996)
         10.19.1  Amendment No. 1 to 1996 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 of the Company's Registration
                  Statement on Form S-2 (Registration No. 333-45783), filed
                  February 6, 1998)
         10.19.2  Amendment No. 2 to 1996 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 of the Company's Registration
                  Statement on Form S-2 (Registration No. 333-45783), filed
                  February 6, 1998)
         10.20    Form of 4% Convertible Debenture (incorporated by reference to
                  Exhibit 4.1 of the Company's Current Report on Form 8-K dated
                  December 29, 1997)
         10.21    Form of Common Stock Purchase Warrant Certificate
                  (incorporated by reference to Exhibit 4.2 of the Company's
                  Current Report on Form 8-K dated December 29, 1997)
         10.22    Asset Purchase Agreement dated December 31, 1997 among HALIS
                  Services, Inc., Orthodontic Practice Management System, Inc.,
                  Infocure Corporation, and the Company (incorporated by
                  reference to Exhibit 10.1 to the Company's Current Report on
                  Form 8-K dated December 31, 1997)
         10.23    Asset Purchase Agreement dated December 31 1997 between
                  Communications Wiring and Accessories, Inc. and HALIS
                  Services, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 31, 1997)
         21.1     List of Subsidiaries
         23.1     Consent of Habif, Arogeti & Wynne, P.C.
         23.2     Consent of Arthur Andersen LLP
         27.1     Financial Data Schedule (for SEC use only)