Form 10QSB
period 1998-03-31
HALIS INC
filed 1998-05-15
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                               Commission File Number:
         March 31, 1998                                      0-16288


                                   HALIS, INC.
        (Exact name of small business issuer as specified in its charter)


              Georgia                                     58-1366235
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


9040 Roswell Road, Suite 470, Atlanta, Georgia                  30350
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:              (770) 641-5555

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

                  Yes      X                 No
                          ---                       ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.01 Par Value                       52,839,168

               Class                         Outstanding at May 13, 1998

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------
     Cash                                                     $   281,810
     Customer claims and premium funds                            385,790
     Receivables, less allowance for possible losses
          of $ 464,978                                            884,024
    Other current assets                                           52,251
                                                              -----------
        Total current assets                                    1,603,875


PROPERTY AND EQUIPMENT
----------------------
     Computer equipment                                           475,004
     Office furniture and fixtures                                415,947
     Leasehold improvements                                        47,685
     Less: accumulated depreciation                              (214,338)
                                                              -----------
         Total property and equipment, net                        724,298


OTHER ASSETS
------------
     Deposits                                                     114,917
     Goodwill, net of accumulated
          amortization of $ 1,074,676                           2,649,420
     Capitalized software development costs,
           net of accumulated amortization of $ 40,650            120,345
     Other intangibles, net of
         accumulated amortization of $ 19,300                      88,027
     Notes receivable - related parties                           576,017
     Long-term investments                                        125,000
                                                              -----------
         Total other assets                                     3,673,726

TOTAL ASSETS                                                  $ 6,001,899
                                                              ===========



         The accompanying notes are an integral part of this statement.

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------
     Accounts payable and accrued expenses                            $  1,515,651
     10% Convertible promissory notes                                       50,000
     Deferred revenue and customer deposits                                921,400
     Payroll and sales taxes payable                                       235,611
     Notes payable                                                         454,287
     Notes payable - related parties                                       106,241
     Obligations under capital leases - current portion                    139,472
     Other current liabilities                                             384,769
                                                                      ------------
         Total current liabilities                                       3,807,431


LONG-TERM DEBT
--------------

     Obligations under capital leases - net of current portion              99,173


STOCKHOLDERS' EQUITY
     Preferred stock $.10 par value 5,000,000
          authorized;  0 issued and outstanding                                  0
     Common stock $.01 par value 100,000,000
          authorized; 51,226,011 issued and outstanding                    512,260
     Additional paid-in capital                                         36,731,342
     Accumulated deficit                                               (35,148,307)
                                                                      ------------
         Total stockholders' equity                                      2,095,295

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  6,001,899
                                                                      ============



         The accompanying notes are an integral part of this statement.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
                      THE THREE MONTHS ENDED MARCH 31, 1997

                                                                 1998                 1997
                                                            -------------         -----------
SALES REVENUE                                               $   2,191,097         $  1,320,353
-------------

COST AND EXPENSES
     Cost of goods sold                                           733,270              431,085
     Selling, general, and administrative                       2,889,688            1,486,291
     Research and development                                     233,398              284,674
                                                             ------------         ------------
                                                                3,856,356            2,202,050

OPERATING LOSS                                                 (1,665,259)            (881,697)
                                                                                  ------------

OTHER INCOME (EXPENSES)
     Gain (loss) on asset disposal                                      0                8,678
     Interest expense                                             (21,275)             (38,379)
     Interest income                                                6,604                8,334
     Other income (expense)                                             0                8,668
     Merger costs                                                       0              (13,904)
                                                             ------------         ------------
                                                                  (14,671)             (26,603)

                                                             ============         ============
NET LOSS                                                     $ (1,679,930)        $   (908,300)
                                                             ============         ============

BASIC AND DILUTED LOSS PER COMMON SHARE                      $      (0.04)        $      (0.03)
                                                             ============         ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING          46,883,412           27,744,693
                                                             ============         ============






        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND
                                 MARCH 31, 1997



Cash flows from operating activities                                                 1998                1997
                                                                                 -----------         -----------
     Net loss                                                                    $(1,679,930)        $  (908,300)
     Adjustments to reconcile net loss to
         net cash used by operating activities:
           Amortization and depreciation                                             265,417             252,757
           Provision for losses on accounts receivable                                57,713
           Changes in operating assets and liabilities, net of assets and liabilities acquired and sold
                 Increase in customer claims and premium funds                       (35,115)            118,835
                 Increase in accounts receivable                                    (244,402)           (173,691)
                 Increase in accounts receivable - related parties                    (1,186)                  0
                 Decrease  in inventory                                                    0               1,301
                 Decrease in other current assets                                     11,351               9,870
                 Increase in deposits                                                      0             (30,355)
                 Decrease in accounts payable                                       (353,405)             47,476
                     & accrued expenses
                 Decrease in sales & payroll taxes                                   (37,023)             (6,336)
                 Increase in deferred revenues                                       531,549             (12,136)
                     & customer deposits
                 Increase in other current liabilities                                30,350             (89,317)
                                                                                 -----------         -----------
                       Total adjustments                                             225,249             118,404
                                                                                 -----------         -----------
                             Net cash used by operating activities                 1,454,681            (789,896)


Cash flows from investing activities:
           Purchases of equipment and furniture                                       (9,670)            (56,333)
           Net costs of  acquisitions                                                      0             (79,877)
                             Net cash provided by investing activities                (9,670)           (136,210)

Cash flows from financing activities:
           Proceeds from issuance of common stock                                          0             417,637
           Proceeds from 6% convertible debentures                                   758,000                   0
           Proceeds from 4% convertible debentures                                   100,000                   0
           Private equity rescissions                                                (50,000)                  0
           Net payments on 7% convertible promissory notes                          (190,000)                  0
           Net payments on lines of credit                                           (92,334)                  0
           Net payments on capital leases                                            (53,587)                  0
           Net proceeds from notes payable                                            73,273            (205,904)
           Net proceeds from notes payable - related parties                          40,000               7,592
                                                                                 -----------         -----------
                             Net cash provided by financing activities               585,352             219,325
                                                                                 -----------         -----------

                                  Net Decrease  in cash                             (878,999)           (706,781)

           Cash, beginning of the year                                             1,160,809             719,989
                                                                                 -----------         -----------

           Cash, end of period                                                   $   281,810         $    13,208
                                                                                 ===========         ===========


        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

BASIS OF PRESENTATION:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and the footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

             Revenue consists primarily of physician practice management fees, third party claims processing fees, consulting services, software licensing fees, sales of related computer hardware, and post contract customer support and maintenance.

       Practice management, claims When the services are provided. processing, consulting services, installation, training and education

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

       Subscription Sales           Ratably over the life of the contract from
                                    the effective date.

Goodwill

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

Realization of Assets

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1996 and 1997, and such losses are continuing in fiscal year 1998. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1996 and 1997, and this continues to be the case in 1998. The Company had a working capital deficiency as of December 31, 1997 and as of March 31, 1998. Specifically, the Company estimates that it incurred negative cash flow from operating activities of approximately $1,500,000 from January 1, 1998 to March 31, 1998. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case by case basis. The Company's cash balance at May 11, 1998 was approximately $244,000.

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

         The Company is presently raising capital in a private placement to provide up to $1,300,000 of working capital. Management believes that the net proceeds contemplated by this offering will be sufficient to fund the Company's operations through June 1998. The Company has raised net proceeds of approximately $1,020,000 from this offering as of May 11, 1998 primarily in the form of convertible debentures. If the Company is unable to increase revenues and cut costs in order to generate sufficient positive cash flow beginning in July of 1998, an additional capital infusion will be required for the Company to meet its obligations.

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

While the Company believes the plan that it is undertaking will be successful and in the interest of the Company, no assurances can be given that the Company indeed will be successful and that the Company will continue as a going concern. Risk factors include, among others, (i) timely completion of modifications and enhancements to the Company's healthcare products, (ii) continued working capital availability while such products are being developed, (iii) continued availability of key members of management, (iv) acceptance of the Company's products by customers in the healthcare market, (v) uncertainty of market acceptance, (vi) reliance on a limited number of products, (vii) effective integration of acquisitions, (viii) technological change, and (ix) competition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

         Total assets at March 31, 1998 were $6,001,899, a decrease of $923,107 from total assets of $6,925,006 at December 31, 1997. This decrease is primarily attributable to a reduction in cash resulting from the negative cash flow for the quarter. This negative cash flow is largely attributable to higher selling, general, and administrative expenses.

         Current liabilities decreased from $4,063,213 at December 31, 1997 to $3,807,431 at March 31, 1998. This decrease of $255,782 is largely attributable to the net effect of a $353,405 reduction in accounts payable, the retirement of $190,000 of 7% convertible notes, the conversion of convertible debentures to equity, and a $531,549 increase in deferred revenue and customer deposits during the three months ended March 31, 1998.

         Stockholder's equity decreased from $2,717,225 to $2,095,295, a decrease of $621,930. This difference is attributable to an operating loss during the period, offset by the issuance of 6,364,336 shares of common stock upon the conversion of convertible debentures during the three months ended March 31, 1998.

RESULTS OF OPERATIONS

         Sales revenue increased by $870,744 for the three months ended March 31, 1998 as compared to the prior year period. This increase is primarily the result of the net impact of the Company's acquisition and divestiture activity since March 31, 1997.

         Cost of goods sold increased $302,185 in absolute terms for the three months ended March 31, 1998. As a percentage of sales revenue, cost of goods sold were 33.5% and 32.6% for the three months ended March 31, 1998 and the three months ended March 31, 1997, respectively. This increase in cost as a percentage of revenue is largely attributable to the accounting treatment of the Company's subscription sales for the healthcare technology product.

         Selling, general and administrative expenses increased by $1,403,397 for the three month period ended March 31, 1998. This increase resulted from the net impact of the Company's acquisition and divestiture activity during the year ended December 31, 1997, as well as the Company's investment in its corporate infrastructure to support future growth. Included in selling, general and administrative expenses is amortization and depreciation expense of $265,417 and $252,757 for the three months ended March 31, 1998 and March 31, 1997, respectively.

         Research and development costs decreased by a total of $51,276 for the three month period ended March 31, 1998, reflecting the Company's divestiture of certain software assets and associated development overhead since March 31, 1997.

         The net loss of $1,665,259 for the three month period ended March 31, 1998 is primarily attributable to increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1998, operating activities consumed $1,454,681 of cash, primarily due to the net loss of $1,319,455. As discussed in the previous section, the primary reasons for the net loss are the selling, general and administrative expenses and research and development expenses incurred to fund the corporate infrastructure development, as well as the ongoing investment in the Company's proprietary software products.

         The Company recorded a net decrease in cash of $878,999 during the three months ended March 31, 1997, offsetting the operational losses with proceeds from private placements of convertible debentures. Management continues to seek and evaluate potential sources of additional capital to support the Company's expected future growth.

         Financing activities during the period provided $582,027, primarily from the issuance of convertible debentures and their subsequent conversion to common stock during the three months ended March 31, 1998.

         During January 1998 the Company received funds from the sale of 4% Convertible Debentures and certain warrants. The Debentures and Reg. S Warrants were issued to non-U.S. Persons with the assistance of GEM Advisors, Inc. acting as a placement agent. The Debentures were convertible into the Company's Common Stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bid price average for the 10 trading days preceding the day prior to the conversion date). The Company also issued 100,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the Debentures was $100,000 in cash less certain expenses, including 9% of the aggregate proceeds to GEM Advisors, Inc. The offers and sales of the Debentures and Reg. S Warrants were made pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended.

         During the three months ended March 31, 1998, the holders of all $300,000 of the 4% Convertible Debentures elected to convert their investment into the Company's Common Stock. As a result, the Company issued an aggregate of 1,267,497 shares of Common Stock in full satisfaction of principal and accrued interest owed to the holders.

         In response to the decline in price of the Company's Common Stock, the Company offered the holders of the remaining $500,000 of Company's 7% Convertible Promissory Notes due January 15, 1998 125,000 additional shares of Common Stock to encourage them to execute their conversion option prior to January 15, 1998. Holders of $210,000 of the Notes accepted the offer as of January 15, 1998, resulting in the Company issuing 52,500 additional shares of Common Stock. The additional shares had the effect of increasing the ratio of shares issued to debt retired from 1:1 to 1.25:1. As an equitable adjustment believed by the Board of Directors to be in the Company's best interest and for fair consideration in light of all the facts and circumstances, the holders of $1,006,000 of the Notes that had exercised their conversion option on or before September 30, 1997 were issued 251,500 additional shares on January 20, 1998.

         The Company issued 358,000 additional shares of Common Stock to purchasers who had purchased Common Stock in a private placement completed in September 1997. These shares were issued in exchange for a waiver of recission rights and as an equitable adjustment to such private placement based on careful consideration by the Company's Board of Directors of all the facts and circumstances.

         On January 15, 1998, the maturity date of the 7% Convertible Promissory Notes, $190,000 was retired and $100,000 was converted into newly issued 10% Convertible Notes. The 10% Convertible Notes are convertible into the Company's Common Stock at a variable conversion price equal to 80% of the average closing bid price for the 10 trading days preceding the day prior to the conversion date.

         During the three months ended March 31, 1998, the holders of $50,000 of the 10% Convertible Debentures elected to convert their investment into the Company's Common Stock. As a result, the Company issued an aggregate of 163,506 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

         Through a private placement of 6% Convertible Debentures the Company raised $758,000 during the three months ended March 31, 1998. The holders of the 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, and the Company issued an aggregate of 4,933,333 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

         During April and May 1998, the Company raised an additional $262,000 through a private placement of the 6% Convertible Debentures described above. The holders of these 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, resulting in the Company issuing an aggregate of 1,800,000 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

         During March 1998 a manager of one of the Company's business units extended a $40,000 unsecured, demand loan to the Company. This loan is evidenced by a promissory note with interest of 10% payable together with principal at maturity.

         The Company will require additional capital or other financing to finance its operations and continued growth. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

         Because of the Company's limited cash flow, the Company negotiated payment terms of up to six months for approximately $490,000 of accounts payable during the three months ended March 31, 1998. During April 1998, the Company requested a one month delay in the payment of approximately $75,000 related to these payment plans.

         No provision has been made in the financial statements for any settlements or judgments relating to the matters discussed under "Item 3. Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the event of a material judgment or settlement resulting from either of these matters, the Company would experience an adverse effect on its liquidity.

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

                            PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During January 1998 the Company received funds from the sale of 4% Convertible Debentures and certain warrants. The Debentures and Reg. S Warrants were issued to non-U.S. Persons with the assistance of GEM Advisors, Inc. acting as a placement agent. The Debentures were convertible into the Company's Common Stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bid price average for the 10 trading days preceding the day prior to the conversion date). The Company also issued 100,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the Debentures was $100,000 in cash less certain expenses, including 9% of the aggregate proceeds to GEM Advisors, Inc. The offers and sales of the Debentures and Reg. S Warrants were made pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended.

         During the three months ended March 31, 1998, the holders of all $300,000 of the 4% Convertible Debentures elected to convert their investment into the Company's Common Stock. As a result, the Company issued an aggregate of 1,267,497 shares of Common Stock in full satisfaction of principal and accrued interest owed to the holders.

         In response to the decline in price of the Company's Common Stock, the Company offered the holders of the remaining $500,000 of Company's 7% Convertible Promissory Notes due January 15, 1998 125,000 additional shares of Common Stock to encourage them to execute their conversion option prior to January 15, 1998. Holders of $210,000 of the Notes accepted the offer as of January 15, 1998, resulting in the Company issuing 52,500 additional shares of Common Stock. The additional shares had the effect of increasing the ratio of shares issued to debt retired from 1:1 to 1.25:1. As an equitable adjustment believed by the Board of Directors to be in the Company's best interest and for fair consideration in light of all the facts and circumstances, the holders of $1,006,000 of the Notes that had exercised their conversion option on or before September 30, 1997 were issued 251,500 additional shares on January 20, 1998.

         The Company issued 358,000 additional shares of Common Stock to purchasers who had purchased Common Stock in a private placement completed in September 1997. These shares were issued in exchange for a waiver of recission rights and as an equitable adjustment to such private placement based on careful consideration by the Company's Board of Directors of all the facts and circumstances.

         On January 15, 1998, the maturity date of the 7% Convertible Promissory Notes, $190,000 was retired and $100,000 was converted into newly issued 10% Convertible Notes. The 10% Convertible Notes are convertible into the Company's Common Stock at a variable conversion price equal to 80% of the average closing bid price for the 10 trading days preceding the day prior to the conversion date.

         During the three months ended March 31, 1998, the holders of $50,000 of the 10% Convertible Debentures elected to convert their investment into the Company's Common Stock. As a result, the Company issued an aggregate of 163,506 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

         Through a private placement of 6% Convertible Debentures the Company raised $758,000 during the three months ended March 31, 1998. The holders of the 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, and the Company issued an aggregate of 4,933,333 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

         During April and May 1998, the Company raised an additional $262,000 through a private placement of the 6% Convertible Debentures described above. The holders of these 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, resulting in the Company issuing an aggregate of 1,800,000 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report:

                  3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-2 (No. 333-45783) filed February 6, 1998).
                  3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-2 (No. 333-34215) filed August 22, 1997)
                  4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, Reg. No. 33-14114-A, filed May 7, 1987, as amended ("Form S-18"))
                  10.20 Form of 4% Convertible Debenture (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed January 13, 1998)
                  10.21 Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed January 13, 1998)
                  10.22 Asset Purchase Agreement dated December 31, 1997 among HALIS Services, Inc., Orthodontic Practice Management System, Inc., Infocure Corporation, and the Company (incorporated by reference to Exhibit
                           10.1 to the Company's Current Report on Form 8-K filed January 12, 1998)
                  10.23 Asset Purchase Agreement dated December 31, 1997 between Communications Wiring and Accessories, Inc. and HALIS Services, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 12, 1998)
                  21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 10-KSB filed April 15, 1998)
                  27.1     Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  The following reports on Form 8-K were filed during the quarter ended March 31, 1998.

                       Current Report on Form 8-K filed January 12, 1998
                           -    Disposition of Assets
                           - HALIS, Inc. Unaudited Pro Forma Condensed Consolidated Financial Statements dated September 30, 1997

                       Current Report on Form 8-K filed January 13, 1998
                           -    Sale of certain securities under Regulation S

                       Current Report on Form 8-K filed January 15, 1998 -
                           -   Change in Registrant's certifying accountant

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HALIS, INC.



Dated: May 14, 1998          By:              /s/ Paul W. Harrison
       ------------              ----------------------------------------------
                                    Paul W. Harrison, Chairman of the Board,
                                     Chief Executive Officer and President
                                         (Principal Executive Officer)


Dated: May 14, 1998          By:                /s/ Larry Fisher
       ------------              ----------------------------------------------
                                    Larry Fisher, Executive Vice President,
                                             Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

                 Exhibit
                 Number            Description
                 ------            -----------
                  3.1      Certificate of Incorporation, as amended
                           (incorporated by reference to Exhibit 3.1 of the
                           Company's Registration Statement on Form S-2 (No.
                           333-45783) filed February 6, 1998).
                  3.2      Amended and Restated Bylaws (incorporated by
                           reference to Exhibit 3.2 of the Company's
                           Registration Statement on Form S-2 (No. 333-34215)
                           filed August 22, 1997)
                  4.1      Form of Common Stock Certificate (incorporated by
                           reference to Exhibit 4.1 of the Company's
                           Registration Statement on Form S-18, Reg. No.
                           33-14114-A, filed May 7, 1987, as amended ("Form
                           S-18"))
                  10.20    Form of 4% Convertible Debenture (incorporated by
                           reference to Exhibit 4.1 of the Company's Current
                           Report on Form 8-K filed January 13, 1998)
                  10.21    Form of Common Stock Purchase Warrant Certificate
                           (incorporated by reference to Exhibit 4.2 of the
                           Company's Current Report on Form 8-K filed January
                           13, 1998)
                  10.22    Asset Purchase Agreement dated December 31, 1997
                           among HALIS Services, Inc., Orthodontic Practice
                           Management System, Inc., Infocure Corporation, and
                           the Company (incorporated by reference to Exhibit
                           10.1 to the Company's Current Report on Form 8-K
                           filed January 12, 1998)
                  10.23    Asset Purchase Agreement dated December 31, 1997
                           between Communications Wiring and Accessories, Inc.
                           and HALIS Services, Inc. (incorporated by reference
                           to Exhibit 10.2 to the Company's Current Report on
                           Form 8-K filed January 12, 1998)
                  21.1     List of Subsidiaries (incorporated by reference
                           to Exhibit 21.1 to the Company's Current Report on
                           Form 10-KSB filed April 15, 1998)
                  27.1     Financial Data Schedule (for SEC use only)