Form 10QSB
period 1998-06-30
HALIS INC
filed 1998-08-13
CIK 790733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For Quarterly Period Ended                        Commission File Number:
                    June 30, 1998                           0-16288


                                   HALIS, INC.
        (Exact name of small business issuer as specified in its charter)


                       Georgia                                   58-1366235
            (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                    Identification No.)


           9040 Roswell Road, Suite 470, Atlanta, Georgia           30350
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

                               Yes  X              No
                                   ---               ---

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Common Stock, $.01 Par Value                  57,923,124

                 Class              Outstanding at August 6, 1998

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998

                                     ASSETS

CURRENT ASSETS
     Cash                                                                                $     8,522
     Customer claims and premium funds                                                       539,469
     Receivables, less allowance for possible losses
          of $ 328,815                                                                       771,531
     Other current assets                                                                    201,781
                                                                                         -----------
        Total current assets                                                               1,521,303


PROPERTY AND EQUIPMENT
     Computer equipment                                                                      475,004
     Office furniture and fixtures                                                           422,595
     Leasehold improvements                                                                   47,685
     Less: accumulated depreciation                                                         (278,385)
                                                                                         -----------
         Total property and equipment, net                                                   666,899


OTHER ASSETS
     Deposits                                                                                120,172
     Goodwill, net of accumulated
          amortization of $ 1,273,471                                                      2,450,625
     Capitalized software development costs,
           net of accumulated amortization of $ 48,699                                       112,296
     Other intangibles, net of
         accumulated amortization of $ 24,667                                                 82,660
     Notes receivable - related parties                                                      582,799
     Long-term investments                                                                    78,125
                                                                                         -----------
         Total other assets                                                                3,426,677

TOTAL ASSETS                                                                             $ 5,614,879
                                                                                         ===========



         The accompanying notes are an integral part of this statement.

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1998


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                                     $  1,941,086
     10% Convertible promissory notes                                                50,000
     Deferred revenue and customer deposits                                       1,085,827
     Payroll and sales taxes payable                                                139,902
     Notes payable                                                                  432,325
     Notes payable - related parties                                                106,241
     Obligations under capital leases - current portion                             134,643
     Other current liabilities                                                      620,740
                                                                               ------------
         Total current liabilities                                                4,510,764


LONG-TERM DEBT
     Obligations under capital leases - net of current portion                       59,242


STOCKHOLDERS' EQUITY
     Preferred stock $.10 par value 5,000,000
          authorized; 0 issued and outstanding                                            0
     Common stock $.01 par value 100,000,000
          authorized; 54,874,785 issued and outstanding                             548,748
     Additional paid-in capital                                                  37,206,055
     Stock subscription receivable                                                 (102,700)
     Unrealized loss on investment                                                  (46,875)
     Accumulated deficit                                                        (36,560,355)
                                                                               ------------
         Total stockholders' equity                                               1,044,873

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $  5,614,879
                                                                               ============



         The accompanying notes are an integral part of this statement.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND
                      THE THREE MONTHS ENDED JUNE 30, 1997

                                                              1998              1997
                                                          ------------      ------------
SALES REVENUE                                             $  2,098,270      $  2,285,573

COST AND EXPENSES
     Cost of goods sold                                        539,023           967,979
     Selling, general, and administrative                    2,761,098         1,893,482
     Research and development                                  203,146           423,660
                                                          ------------      ------------
                                                             3,503,267         3,285,121

OPERATING LOSS                                              (1,404,997)         (999,548)

OTHER INCOME (EXPENSES)
     Gain (loss) on asset disposal                                   0                 0
     Interest expense                                          (18,826)          (39,113)
     Interest income                                            11,776            13,973
     Other income (expense)                                          0            (5,415)
     Merger costs                                                    0           (18,233)
                                                          ------------      ------------
                                                                (7,050)          (48,788)

                                                          ------------      ------------
NET LOSS                                                  $ (1,412,047)     $ (1,048,336)
                                                          ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE                   $      (0.03)     $      (0.03)
                                                          ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       53,184,487        32,227,220
                                                          ============      ============





         The accompanying notes are an integral part of this statement.

                          HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                       THE SIX MONTHS ENDED JUNE 30, 1997

                                                              1998              1997
                                                          ------------      ------------
SALES REVENUE                                             $  4,289,368      $  3,605,926

COST AND EXPENSES
     Cost of goods sold                                      1,044,672         1,399,064
     Selling, general, and administrative                    5,872,995         3,379,773
     Research and development                                  436,544           708,334
                                                          ------------      ------------
                                                             7,354,211         5,487,171

OPERATING LOSS                                              (3,064,843)       (1,881,245)

OTHER INCOME (EXPENSES)
     Gain (loss) on asset disposal                                   0             8,678
     Interest expense                                          (34,210)          (77,492)
     Interest income                                            12,490            22,307
     Other income (expense)                                     (5,414)            3,253
     Merger costs                                                    0           (32,137)
                                                          ------------      ------------
                                                               (27,134)          (75,391)

                                                          ------------      ------------
NET LOSS                                                  $ (3,091,977)     $ (1,956,636)
                                                          ============      ============

BASIC AND DILUTED LOSS PER COMMON SHARE                   $      (0.06)     $      (0.07)
                                                          ============      ============

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       50,051,356        29,822,386
                                                          ============      ============



        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND
                                  JUNE 30, 1997

Cash flows from operating activities                                             1998             1997
                                                                              -----------      -----------
     Net loss                                                                 $(3,091,977)     $(1,956,636)
     Adjustments to reconcile net loss to
         net cash used by operating activities:
           Amortization and depreciation                                          540,835          688,056
           Decrease in provision for losses on accounts receivable                (78,450)               0
           Changes in operating assets and liabilities, net of assets and liabilities acquired and sold
                 Increase in accounts receivable                                    4,254         (899,900)
                 Increase in accounts receivable - related parties                 (7,968)        (541,347)
                 Increase in customer claims and premium funds                   (188,794)        (516,453)
                 Increase in other current assets                                (138,179)         (78,962)
                 Increase in deposits                                              (5,255)        (106,085)
                 Decrease in intangible assets                                         0            5,612
                 Increase in accounts payable & accrued expenses                   72,030          394,622
                 Decrease in accrued expenses - related parties                         0          (75,784)
                 (Decrease)/increase  in sales & payroll taxes                   (132,732)          18,593
                 Increase in deferred revenues & customer deposits                695,976          699,712
                 Increase in premiums payable                                           0          510,965
                 Increase in other current liabilities                            266,321                0
                                                                              -----------      -----------
                       Total adjustments                                        1,028,038           99,029
                                                                              -----------      -----------
                             Net cash used by operating activities             (2,063,939)      (1,857,607)

Cash flows from investing activities:
           Purchases of property and equipment                                    (15,478)        (461,452)
           Net costs of  acquisitions                                                   0          (64,077)
           Decrease in long term investments                                            0           (5,000)
                                                                              -----------      -----------
                             Net cash used by investing activities                (15,478)        (530,529)

Cash flows from financing activities:
           Proceeds from issuance of common stock                                       0        2,037,747
           Proceeds from 6% convertible debentures                              1,166,500                0
           Proceeds from 4% convertible debentures                                100,000                0
           Private equity rescissions                                             (50,000)               0
           Net payments on 7% convertible promissory notes                       (190,000)               0
           Net (payments) proceeds on lines of credit                             (92,334)          34,862
           Net (payments) proceeds on capital leases                              (98,347)         172,445
           Net proceeds from notes payable                                         51,311           78,786
           Net proceeds from notes payable - related parties                       40,000           50,232
                                                                              -----------      -----------
                             Net cash provided by financing activities            927,130        2,374,072
                                                                              -----------      -----------

                                  Net decrease in cash                         (1,152,287)         (14,064)

           Cash, beginning of the period                                        1,160,809          719,989
                                                                              -----------      -----------

           Cash, end of period                                                $     8,522      $   705,925
                                                                              ===========      ===========




        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997


BASIS OF PRESENTATION:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Acquisitions and Dispositions

         On June 30, 1998 the Company sold to American Enterprise Solutions, Inc. ("AES") all of the stock of Physician's Resource Network, Inc. ("PRN"), a wholly owned subsidiary of the Company, that the Company had acquired in July 1997. Located in Tampa, Florida, PRN delivers practice management services to healthcare providers. The sale to AES was effected pursuant to an Agreement and Plan of Merger dated June 25, 1998 (but effective as of June 30, 1998) among the Company, AES, PRN Acquisition Co., and PRN (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company received AES's promise to deliver within 90 days of the closing date, all of the shares of HALIS common stock owned by AES of record and beneficially as of the closing date, including without limitation shares that AES has the right to acquire as of the closing date, which shall be no less than 9,984,000 shares of HALIS common stock. If AES delivers more than 11,000,000 shares of HALIS common stock under the terms of the Merger Agreement, then the Company must also transfer to AES the right to receive contingent installment payments (the "Installment Payments") under that certain Asset Purchase Agreement dated December 31, 1997, between Communications Wiring and Accessories, Inc. and HALIS Services, Inc., a subsidiary of the Company. To date, the Company has not recorded a receivable with respect to Installment Payments because of the uncertain timing and probability of such Installment Payments. The Company retained certain liabilities in the aggregate amount of $478,797 related to PRN.

         Charles Broes, who served as a director of the Company from July 1, 1997 until he resigned on June 10, 1998, serves as the Chief Executive Officer, Secretary, Treasurer and board member of AES. Mr. Broes did not participate in any meetings of the Company's board of directors with respect to the Merger Agreement.

         For federal income tax purposes, the Merger is not intended to constitute a reorganization within the meaning of Section 368 of the Code. The parties to the Merger Agreement acknowledge that the Merger is intended to constitute a redemption by HALIS of all HALIS stock owned by AES pursuant to
Section 302(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code").

         The amount of consideration under the AES Merger Agreement was determined by arms-length negotiations between informed business persons and represents, in the Company's view, fair value for PRN. The Company has not received any of the shares of HALIS common stock to be delivered by AES pursuant to Merger Agreement, and further; AES is disputing the number of shares it is obligated to deliver. The Company is working to resolve this issue and intends to ensure that the terms of the Merger Agreement are enforced. Due to the uncertainty regarding the precise timing and amount of shares of HALIS common stock that will be delivered by AES under the terms of the Merger Agreement, the Company will defer the recognition of the expected gain on the disposition of PRN until the quarter ending September 30, 1998.

Principles of Consolidation

         The consolidated financial statements include the accounts of HALIS, Inc. and its wholly owned subsidiaries. Due to the Company's decision to defer the recognition of the expected gain on the disposition of PRN until the quarter ending September 30, 1998, the consolidated balance sheet at June 30, 1998 presented herein includes the accounts of PRN. All significant intercompany accounts and transactions have been eliminated.

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

Goodwill

         Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over a period of 5 years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) in individual business units may not be sufficient to support recorded goodwill. If undiscounted cash flows are not sufficient to support the recorded asset, an impairment is recognized to reduce the carrying value of the goodwill based on the expected future cash flows of the business unit.

Realization of Assets

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1996 and 1997, and such losses are continuing in fiscal year 1998. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1996 and 1997, and this continues to be the case in 1998. The Company had a working capital deficiency as of December 31, 1997 and as of June 30, 1998. Specifically, the Company estimates that it incurred negative cash flow from operating activities of approximately $2,064,000 from January 1, 1998 to June 30, 1998. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case by case basis. The Company's cash balance at July 31, 1998 was approximately $50,000.

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

         The Company is presently raising capital in a private placement to provide approximately $1,750,000 of working capital. Management believes that the net proceeds contemplated by this offering will be sufficient to fund the Company's operations through September 1998. The Company has raised net proceeds of approximately $1,499,000 from this offering as of August 3, 1998 primarily in the form of convertible debentures. If the Company is unable to increase revenues and cut costs in order to generate sufficient positive cash flow beginning in October of 1998, an additional capital infusion will be required for the Company to meet its obligations.

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

         While the Company believes the plan that it is undertaking will be successful and is in the best interest of the Company, no assurances can be given that the Company indeed will be successful and that the Company will continue as a going concern. Risk factors include, among others, (i) timely completion of modifications and enhancements to the Company's healthcare products, (ii) continued working capital availability while such products are being developed, (iii) continued availability of key members of management, (iv) acceptance of the Company's products by customers in the healthcare market, (v) uncertainty of market acceptance, (vi) reliance on a limited number of products, (vii) effective integration of acquisitions, (viii) technological change, and (ix) competition.

Merger Agreements

         On July 31, 1998, the Company and HealthWatch, Inc. ("HealthWatch") (NASDAQ: HEAL) announced the signing of a Letter of Intent to Merge dated as of July 14, 1998. The merger is expected to be in the form of a tax-free stock exchange and is subject to, among other things, the completion of due diligence and approval by the disinterested shareholders of both companies. The merger is expected to close within 120-180 days. In the interim, HALIS and HealthWatch, an information technology company, are working together to provide HALIS' software and services to the HealthWatch customer base. Paul W. Harrison and Larry Fisher, who are directors and the Chairman and Chief Executive Officer and the Executive Vice President of the Company, respectively, serve as directors of HealthWatch and as of July 31, 1998 beneficially own approximately 44% of HealthWatch's common stock. Mr. Harrison, who beneficially owns 31% of the Company's common stock, also serves as Chairman of HealthWatch. Mr. Fisher beneficially owns 7% of the Company's common stock. Copies of the Letter of Intent to Merge and the Company's press release announcing its execution are attached hereto as Exhibits 99.1. and 99.2, respectively.

         HealthWatch recently announced its intent to acquire Paul Harrison Enterprises, Inc., ("PHE"), which is controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison serves as the President of PHE and beneficially owns approximately 40% of this company. On November 18, 1996, the Company entered into a license to a proprietary application software utility ("MERAD") from PHE. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates. In addition, the Company is obligated to pay MERAD Corporation, a PHE subsidiary, a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc., a company purchased by the Company in November 1996. Mr. Harrison serves as President and is a 21% shareholder of MERAD Corporation. During 1996 and 1997, $90,000 and $180,000, respectively, was paid to MERAD Corporation for specific enhancements and maintenance required by the Company. MERAD has been used to develop software for HALIS and HealthWatch.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

         Total assets at June 30, 1998 were $5,614,879, a decrease of $387,020 from total assets of $6,001,899 at March 31, 1998. This decrease is primarily attributable to a reduction in cash resulting from the negative cash flow for the quarter. This negative cash flow is largely attributable to higher selling, general, and administrative expenses.

         Current liabilities increased from $3,807,431 at March 31, 1998 to $4,510,764 at June 30, 1998. This increase of $703,333 is largely attributable to a $425,435 increase in accounts payable and accrued expenses, a $164,427 increase in deferred revenue and customer deposits, and a $235,971 increase in other current liabilities during the three months ended June 30, 1998.

         Stockholder's equity decreased from $2,095,295 to $1,044,873, a decrease of $1,050,422. This difference is attributable to an operating loss during the period, offset by the issuance of 3,648,774 shares of common stock upon the conversion of convertible debentures during the three months ended June 30, 1998.

RESULTS OF OPERATIONS

         Sales revenue decreased by $187,303 and increased by $683,442 for the three month and six month periods ended June 30, 1998 as compared to the applicable prior year periods. These changes are primarily the result of the net impact of the Company's acquisition and divestiture activity since January 1, 1997.

         Cost of goods sold decreased $428,956 and $354,392 for the three month and six month periods ended June 30, 1998 as compared to the applicable prior year periods. As a percentage of sales revenue, cost of goods sold were 25.7% and 42.4% for the three months ended June 30, 1998 and June 30, 1997, respectively. As a percentage of sales revenue, cost of goods sold were 24.4% and 38.8% for the six months ended June 30, 1998 and June 30, 1997, respectively. This decrease as a percentage of revenue is largely attributable to the shift in revenue mix towards more service revenue and fewer lower margin hardware sales.

         Selling, general and administrative expenses increased by $867,616 and $2,493,222 for the three month and six month periods ended June 30, 1998 as compared to the applicable prior year periods. This increase resulted from the net impact of the Company's acquisition and divestiture activity during the year ended December 31, 1997, as well as the Company's investment in its corporate infrastructure to support future growth. Included in selling, general and administrative expenses is amortization and depreciation expense of $540,835 and $688,056 for the six months ended June 30, 1998 and June 30, 1997, respectively.

         Research and development costs decreased by a total of $220,514 and $271,790 for the three month and six month periods ended June 30, 1998 as compared to the applicable prior year periods. These reductions reflect the Company's divestiture of certain software assets and associated development overhead since June 30, 1997.

         The net losses of $1,412,047 and $3,091,977 for the three month and six month periods ended June 30, 1998 are primarily attributable to increased selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

         During the six month period ended June 30, 1998, operating activities consumed $2,063,939 of cash, primarily due to the net loss of $3,091,977 for the six month period ended June 30, 1998. As discussed in the previous section, the primary reasons for the net losses are the selling, general and administrative expenses and research and development expenses incurred to fund the corporate infrastructure development, as well as the ongoing investment in the Company's proprietary software products.

         The Company recorded a net decrease in cash of $1,152,287 during the six months ended June 30, 1998, offsetting the operational losses with proceeds from private placements of convertible debentures that were converted into the Company's Common Stock. Management continues to seek and evaluate potential sources of additional capital to support the Company's expected future growth.

         Financing activities during the six months ended June 30, 1998 provided $927,130, primarily from the issuance of convertible debentures and their subsequent conversion to the Company's Common Stock.

         During January 1998 the Company received funds from the sale of 4% Convertible Debentures and certain warrants to non-U.S. Persons with the assistance of GEM Advisors, Inc. acting as a placement agent. These Debentures were convertible into the Company's Common Stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bid price average for the 10 trading days preceding the day prior to the conversion date). The Company also issued 100,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the Debentures was $100,000 in cash less certain expenses, including 9% of the aggregate proceeds to GEM Advisors, Inc. The offers and sales of the 4% Convertible Debentures and related warrants were made pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended.

         During the three months ended March 31, 1998, the holders of all $300,000 of the 4% Convertible Debentures elected to convert their investment into the Company's Common Stock. As a result, the Company issued an aggregate of 1,267,497 shares of Common Stock in full satisfaction of principal and accrued interest owed to the holders.

         In response to the decline in price of the Company's Common Stock, the Company offered the holders of the remaining $500,000 of Company's 7% Convertible Promissory Notes, due January 15, 1998, 125,000 additional shares of Common Stock to encourage them to execute their conversion option prior to January 15, 1998. Holders of $210,000 of the Notes accepted the offer as of January 15, 1998, resulting in the Company issuing 52,500 additional shares of Common Stock. The additional shares had the effect of increasing the ratio of shares issued to debt retired from 1:1 to 1.25:1. As an equitable adjustment believed by the Board of Directors to be in the Company's best interest and for fair consideration in light of all the facts and circumstances, the holders of $1,006,000 of the Notes that had exercised their conversion option on or before September 30, 1997 were issued 251,500 additional shares on January 20, 1998.

         The Company issued 358,000 additional shares of Common Stock in February 1998 to purchasers who had purchased Common Stock in a private placement completed in September 1997. These shares were issued in exchange for a waiver of recission rights and as an equitable adjustment to such private placement based on careful consideration by the Company's Board of Directors of all the facts and circumstances.

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

         During the three months ended June 30, 1998, the Company raised an additional $511,200 through a private placement of the 6% Convertible Debentures described above. The holders of these 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, resulting in the Company issuing an aggregate of 3,648,774 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

         Subsequent to June 30, 1998, the Company raised an additional $236,000 through a private placement of the 6% Convertible Debentures described above. The holders of these 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, resulting in the Company issuing an aggregate of 1,748,147 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

         During March 1998 a manager of the Company's PRN business unit extended a $40,000 unsecured, demand loan to the Company. This loan is evidenced by a promissory note with interest of 10% payable together with principal at maturity.

         The Company will require additional capital or other financing to finance its operations and future growth. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

         Because of the Company's limited cash flow, the Company negotiated payment terms of up to six months for approximately $490,000 of accounts payable during the three months ended March 31, 1998. During April 1998, the Company requested a one month delay in the payment of approximately $75,000 related to these payment plans. The scheduled payments were paid in full during May, and approximately 50% and 25% of the scheduled payments were made during June and July, respectively. The outstanding amount of total payment plans as of July 31, 1998 was approximately $516,000, reflecting additional negotiations with vendors.


         FORWARD-LOOKING STATEMENTS

         This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved.

                            PART II OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         During the three months ended June 30, 1998, the Company raised $511,200 through a private placement of the 6% Convertible Debentures. The holders of these 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, resulting in the Company issuing an aggregate of 3,648,774 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

         Subsequent to June 30, 1998, the Company raised an additional $236,000 through a private placement of the 6% Convertible Debentures described above. The holders of these 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, resulting in the Company issuing an aggregate of 1,748,147 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders.

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


ITEM 5.  OTHER INFORMATION

         On July 31, 1998, the Company and HealthWatch, Inc. ("HealthWatch") (NASDAQ: HEAL) announced the signing of a Letter of Intent to Merge dated as of July 14, 1998. The merger is expected to be in the form of a tax-free stock exchange and is subject to, among other things, the completion of due diligence and approval by the disinterested shareholders of both companies. The merger is expected to close within 120-180 days. In the interim, HALIS and HealthWatch, an information technology company, are working together to provide HALIS' software and services to the HealthWatch customer base. Paul W. Harrison and Larry Fisher, who are directors and the Chairman and Chief Executive Officer and the Executive Vice President of the Company, respectively, serve as directors of HealthWatch and as of July 31, 1998 beneficially own approximately 44% of HealthWatch's common stock. Mr. Harrison, who beneficially owns 31% of the Company's common stock, also serves as Chairman of HealthWatch. Mr. Fisher beneficially owns 7% of the Company's common stock. Copies of the Letter of Intent to Merge and the Company's press release announcing its execution are attached hereto as Exhibits 99.1. and 99.2, respectively.

         HealthWatch recently announced its intent to acquire Paul Harrison Enterprises, Inc., ("PHE"), which is controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison serves as the President of PHE and beneficially owns approximately 40% of this company. On November 18, 1996, the Company entered into a license to a proprietary application software utility ("MERAD") from PHE. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates. In addition, the Company is obligated to pay MERAD Corporation, a PHE subsidiary, a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc., a company purchased by the Company in November 1996. Mr. Harrison serves as President and is a 21% shareholder of MERAD Corporation. During 1996 and 1997, $90,000 and $180,000, respectively, was paid to MERAD Corporation for specific enhancements and maintenance required by the Company. MERAD has been used to develop software for HALIS and HealthWatch.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report:
       3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's
                Registration Statement on Form S-2 (No. 333-45783)
                filed February 6, 1998)
       3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-2 (No. 333-34215) filed August 22, 1997)
       4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration
                Statement on Form S-18, Reg. No. 33-14114-A, filed May
                7, 1987, as amended ("Form S-18"))
       4.2 Form of 6% Convertible Debenture Subscription Agreement and Convertible Debenture.
       10.01 Agreement and Plan of Merger dated June 25, 1998 among HALIS, Inc., American Enterprise Solutions, Inc., PRN Acquisition Co., and Physicians Resource Network, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 8-K filed July 15, 1998)
       27.1     Financial Data Schedule (for SEC use only)
       99.1 Letter of Intent to Merge dated as of July 14, 1998 by and between HALIS, Inc. and HealthWatch, Inc.
       99.2 Press release dated July 31, 1998 announcing the signing of a Letter of Intent to Merge between HALIS, Inc. and HealthWatch, Inc.

(b)    Reports on Form 8-K

              The following reports on Form 8-K were filed during the quarter ended June 30, 1998.

                None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HALIS, INC.



Dated: August 12, 1998                 By:   /s/ Paul W. Harrison
                                        -----------------------------------
                               Paul W. Harrison, Chairman of the Board,
                               Chief Executive Officer and President
                                 (Principal Executive Officer)


Dated: August 12, 1998                 By:      /s/ Larry Fisher
                                        -----------------------------------
                               Larry Fisher, Executive Vice President,
                                     Treasurer and Secretary
                               (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit
         Number                     Description
         -------                  ---------------
         3.1      Certificate of Incorporation, as amended (incorporated
                  by reference to Exhibit 3.1 of the Company's
                  Registration Statement on Form S-2 (No. 333-45783)
                  filed February 6, 1998)
         3.2      Amended and Restated Bylaws (incorporated by reference
                  to Exhibit 3.2 of the Company's Registration Statement
                  on Form S-2 (No. 333-34215) filed August 22, 1997)
         4.1      Form of Common Stock Certificate (incorporated by
                  reference to Exhibit 4.1 of the Company's Registration
                  Statement on Form S-18, Reg. No. 33-14114-A, filed May
                  7, 1987, as amended ("Form S-18"))
         4.2      Form of 6% Convertible Debenture Subscription Agreement and
                  Convertible Debenture.
         10.01    Agreement and Plan of Merger dated June 25, 1998 among HALIS,
                  Inc., American Enterprise Solutions, Inc., PRN Acquisition Co.,
                  and Physicians Resource Network, Inc. (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 8-K
                  filed July 15, 1998)
         27.1     Financial Data Schedule (for SEC use only)
         99.1     Letter of Intent to Merge dated as of July 14, 1998 by and between HALIS, Inc. and HealthWatch, Inc.
         99.2     Press release dated July 31, 1998 announcing the signing of a
                  Letter of Intent to Merge between HALIS, Inc. and HealthWatch,
                  Inc.