Form 10QSB
period 1998-09-30
HALIS INC
filed 1998-11-23
CIK 790733

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended                          Commission File Number:
      September 30, 1998                                         0-16288


                                    HALIS, INC.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


        Georgia                                                58-1366235
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


             9040 Roswell Road, Suite 470, Atlanta, Georgia   30350
        ----------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                  (770) 641-5555
        ----------------------------------------------------------------
                Issuer's telephone number, including area code:


                                  Not Applicable
        ----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                              if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes      X                 No
                                  ------                  -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      Common Stock, $.01 Par Value, 47,429,805 shares are outstanding at November 13, 1998

                             PART I
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   HALIS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 1998
ASSETS
------
CURRENT ASSETS
--------------
Cash                                                   $         0
Customer claims and premium funds                          299,303
Receivables, less allowance for possible losses
of $288,365                                                864,958
Other receivables                                        1,686,763
Other current assets                                        85,972
                                                        ----------
Total current assets                                     2,936,996


PROPERTY AND EQUIPMENT
----------------------
Computer equipment                                         138,872
Office furniture and fixtures                              270,076
Leasehold improvements                                       8,099
Less: accumulated depreciation                            (140,550)
                                                        ----------
Total property and equipment, net                          276,497


OTHER ASSETS
------------
Deposits                                                   115,756
Goodwill, net of accumulated
   amortization of $702,342                              1,625,444
Capitalized software development costs,
   net of accumulated amortization of $ 56,748             104,247
Other intangibles, net of
   accumulated amortization of $ 30,034                     77,293
Notes receivable - related parties                         589,655
Long-term investments                                       83,333
                                                        ----------
Total other assets                                       2,595,728
                                                        ----------

TOTAL ASSETS                                           $ 5,809,221
                                                        ==========

  The accompanying notes are an integral part of these statements.

                        HALIS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                            SEPTEMBER 30, 1998


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                     $  1,974,538
   10% Convertible promissory notes                                     0
   Deferred revenue and customer deposits                         709,645
   Payroll and sales taxes payable                                138,245
   Notes payable                                                  403,629
   Notes payable - related parties                                198,241
   Obligations under capital leases - current portion                   0
   Deferred gain on sale of subsidiary                            907,696
   Other current liabilities                                      637,264
                                                               ----------
      Total current liabilities                                 4,969,258


LONG-TERM DEBT
   Obligations under capital leases - net of current portion            0


STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock $.10 par value 5,000,000
   authorized;  0 issued and outstanding                                0
   Common stock $.01 par value 100,000,000
      authorized;  56,937,719 issued and outstanding              569,377
   Additional paid-in capital                                  37,511,425
   Stock subscription receivable                                        0
   Unrealized loss on investment                                  (41,667)
   Accumulated deficit                                        (37,199,172)
                                                              -----------
      Total stockholders' equity (deficit)                        839,963
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $  5,809,221
                                                              ===========



   The accompanying notes are an integral part of this statement.

                      HALIS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND
                 THE THREE MONTHS ENDED SEPTEMBER 30, 1997


                                                  1998              1997
                                             -------------     -------------
SALES REVENUE                                $   1,845,785      $  3,313,209
-------------

COST AND EXPENSES
-----------------
   Cost of goods sold                              447,714           996,320
   Selling, general, and administrative          1,852,483         4,488,021
   Research and development                        198,658           291,159
                                               -----------       -----------
                                                 2,498,855         5,775,500
                                               -----------       -----------

OPERATING LOSS                                    (653,070)       (2,462,291)
--------------

OTHER INCOME (EXPENSES)
-----------------------
   Gain (loss) on asset disposal                         0                 0
   Interest expense                                (10,790)          (45,129)
   Interest income                                   6,860             8,966
   Other income (expense)                           18,183                 0
   Merger costs                                          0                 0
                                               -----------       -----------
                                                    14,253           (36,163)

                                               -----------       -----------
NET LOSS                                     $    (638,817)     $  2,498,454)
                                               ===========       ===========

BASIC AND DILUTED LOSS PER COMMON SHARE      $       (0.01)     $      (0.06)
                                               ===========       ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                              56,666,345        39,540,614
                                               ===========       ===========


   The accompanying notes are an integral part of this statement.

                             HALIS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                       THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                         1998                     1997
                                                    ---------------         ---------------
SALES REVENUE                                         $  6,135,153            $  6,919,135

COST AND EXPENSES
   Cost of goods sold                                    1,492,386               2,395,384
   Selling, general, and administrative                  7,725,478               7,867,795
   Research and development                                635,202                 999,493
                                                       -----------             -----------
                                                         9,853,066              11,262,672
                                                       -----------             -----------

OPERATING LOSS                                          (3,717,913)             (4,343,537)

OTHER INCOME (EXPENSES)
   Gain (loss) on asset disposal                                 0                   8,678
   Interest expense                                        (45,000)               (122,621)
   Interest income                                          19,350                  31,273
   Other income (expense)                                   12,769                   3,253
   Merger costs                                                  0                 (32,137)
                                                       -----------             -----------
                                                           (12,881)               (111,554)
                                                       -----------             -----------

NET LOSS                                             $  (3,730,794)           $ (4,455,091)
                                                       ===========             ===========

BASIC AND DILUTED LOSS PER COMMON SHARE              $       (0.07)           $      (0.14)
                                                       ===========              ==========

BASIC AND DILUTED WEIGHTED AVERAGE 0
          SHARES OUTSTANDING                            52,264,459              32,964,701
                                                       ===========             ===========



        The accompanying notes are an integral part of these statements.

                           HALIS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
                                   SEPTEMBER 30, 1998

                                                                          1998              1997
                                                                     ---------------   ---------------
Cash flows from operating activities                                  $  (3,730,794)    $  (4,455,091)
  Net loss
  Adjustments to reconcile net loss to
    net cash used by operating activities:
    Amortization and depreciation                                           697,995         1,491,564
    Gain on disposal of assets                                                    0             8,678
    Increases in provision for losses on accounts receivable                 14,458                 0
    Changes in operating assets and liabilities, net of assets and liabilities acquired and sold
      Increase in accounts receivable                                      (395,392)        (485,1368)
      Increase in accounts receivable - related parties                     (14,824)             (336)
      Increase in notes receivable - related parties                              0             6,257
      Increase in customer claims and premium funds                          51,372          (235,390)
      Decrease in inventory                                                       0             1,301
      Increase in other current assets                                      (22,370)         (150,216)
      Increase in deposits                                                   (7,053)          (95,666)
      Increase in intangible assets                                               0          (144,748)
      Increase in accounts payable & accrued expenses                       303,966         1,825,258
      Decrease in accrued expenses - related parties                              0           (75,784)
      (Decrease)/Increase in sales & payroll taxes                         (134,389)         (459,182)
      Increase in deferred revenues & customer deposits                     467,869           109,215
      Increase in other current liabilities                                 275,854           228,863
                                                                       ------------      ------------
          Total adjustments                                               1,237,486         2,024,678
                                                                       ------------      ------------
               Net cash used by operating activities                     (2,493,308)        2,430,413
Cash flows from investing activities:
    Purchases of property and equipment                                     (36,835)         (290,835)
    Increase in long-term investments                                             0          (120,000)
                                                                       ------------      ------------
               Net cash used by investing activities                        (36,835)         (410,835)
Cash flows from financing activities:
    Proceeds from issuance of common stock                                   65,000         3,962,747
    Proceeds from 6% convertible debentures                               1,505,400                 0
    Proceeds from 4% convertible debentures                                 100,000                 0
    Private equity rescissions                                              (50,000)                0
    Net payments on 7% convertible promissory notes                        (190,000)          500,000
    Net payments on 10% convertible promissory notes                        (25,000)                0
    Net (payments) proceeds on lines of credit                              (92,334)           39,073
    Net (payments) proceeds on capital leases                               (98,347)          197,184
    Net proceeds from notes payable                                          22,615          (551,728)
    Net proceeds from notes payable - related parties                       132,000        (1,168,635)
                                                                       ------------      ------------
               Net cash provided by financing activities                  1,369,334         2,978,641
                                                                       ------------      ------------

                 Net decrease in cash                                    (1,160,809)          137,393

    Cash, beginning of the period                                         1,160,809           719,989
                                                                       ------------      ------------

    Cash, end of period                                               $         -       $     857,382
                                                                       ============      ============

           The accompanying notes are an integral part of these statements.

                             HALIS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997


BASIS OF PRESENTATION:


     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and nine month periods ended
September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December
31, 1997.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


Acquisitions and Dispositions

     Resolution of the Sale of Physician's Resource Network

     On June 30, 1998 the Company sold to American Enterprise Solutions, Inc. ("AES") all of the stock of Physician's Resource Network, Inc. ("PRN"), a wholly owned subsidiary of the Company, that the Company had acquired in July 1997. Located in Tampa, Florida, PRN delivers practice management services to healthcare providers. The sale to AES was effected pursuant to an Agreement and Plan of Merger dated June 25, 1998 (but effective as of June 30, 1998) among the Company, AES, PRN Acquisition Co., and PRN (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company received AES' promise to deliver within 90 days of the closing date, all of the shares of HALIS common stock owned by AES of record and beneficially as of the closing date, including without limitation shares that AES has the right to acquire as of the closing date, which number of shares shall be not less than 9,984,000 shares of the Company's common stock. The Merger Agreement provided that if AES delivers more than 11,000,000 shares of Company common stock, then the Company must also transfer to AES the right to receive contingent installment payments (the "Installment Payments") under that certain Asset Purchase Agreement dated December 31, 1997, between Communications Wiring and Accessories, Inc. and HALIS Services, Inc., a subsidiary of the Company. To date, the Company has not recorded a receivable with respect to Installment Payments because of the uncertain timing and probability of such Installment Payments. Additionally, pursuant to the Merger Agreement the Company retained certain liabilities in the aggregate amount of $478,797 related to the business of PRN. Because the number of shares to be received by the Company as consideration for the sale of PRN was uncertain (and as of September 30, 1998 was in dispute), the Company deferred any recognition of the gain on the sale until such time as this uncertainty was resolved. However, the results of operations for PRN were not included in the results of operation for the Company for the three-month period ended September 30, 1998.

     On October 9, 1998, the Merger Agreement was amended by the parties to acknowledge and agree that the number of shares of the Company's common stock to be delivered by AES totaled 12,048,325 shares. AES agreed to deliver, or cause to be delivered, 11,548,325 shares on or before October 13, 1998, with the remaining 500,000 shares to be delivered on or before January 31, 1999. As of November 16, 1998, the Company has received 11,274,880, of which 11,226,625 shares were cancelled and are no longer outstanding. The Company has received assurances from AES' broker, Paine Webber, Inc., that the remaining 273,345 shares due under the Merger Agreement, as amended, are in transit to the Company. The Company plans to cancel the remaining shares (321,700) as soon as practicable after their receipt, and does not plan to hold any of these shares in treasury.

     Charles Broes, who served as a director of the Company from July 1, 1997 until he resigned on June 10, 1998, served as the Chief Executive Officer, Secretary, Treasurer and board member of AES. Mr. Broes did not participate in any meetings of the Company's board of directors with respect to the Merger Agreement, or the amendment thereto.

     For federal income tax purposes, the Merger is not intended to constitute a reorganization within the meaning of Section 368 of the Code. The parties to the Merger Agreement acknowledge that the Merger is intended to constitute a redemption by HALIS of all HALIS stock owned directly or indirectly by AES pursuant to Section 302(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code").

     The amount of consideration under the AES Merger Agreement, as amended, was determined by arms-length negotiations between informed business persons and represents, in the Company's view, fair value for PRN. Due to the fact that the uncertainty regarding the precise timing of receipt and number of shares of the Company's common stock was not resolved until October/November 1998, the Company deferred the recognition of the expected gain on the disposition of PRN, and will recognize this gain in the fourth quarter ending December 31, 1998.

     Sale of the Homa Practice

     On September 30, 1998, the Company's wholly-owned subsidiary, PhySource, Ltd. ("PhySource"), sold to Physician's Enterprise System, LLC ("PES") all of the medical and non-medical assets of its Dr. Homa medical practice that the Company had acquired in 1997. The Dr. Homa practice had provided medical services to patients in the Arlington Heights, Illinois vicinity. The sale was effected through an Agreement for Purchase and Sale of Assets entered into between PES, the Company and PhySource, and was effective as of October 1, 1998 (the "Asset Agreement"). Under the terms of the Asset Agreement, PhySource received $400,000 at the closing, and the right to receive 50% of collections on the receivables assigned to PES in excess of $400,000, less a collection fee of 20% (the "Contingent Payment"), and had certain specific liabilities assumed by the purchaser. The Contingent Payment is not due to be calculated and paid to the Company until November 1, 1999. This transaction is considered a taxable event and any gain or loss associated with the sale will be recognized in the fourth quarter. Any gain, if any, associated with any amounts received on the

Contingent Payment will be deferred until such time as a determination has been made that any amounts will be due and payable to the Company. The results from operations for the Dr. Homa practice for the three-month period ended September 30, 1998 were included in the Company's results from operations for the same period.

Principles of Consolidation

     The consolidated financial statements include the accounts of HALIS, Inc. and its wholly owned subsidiaries. The Company recorded the disposition of PRN during the quarter ended September 30, 1998. Hence, the consolidated balance sheet at September 30, 1998 does not include the accounts of PRN. All significant inter-company accounts and transactions have been eliminated.

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

Realization of Assets

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1996 and 1997, and such losses are continuing in fiscal year 1998. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1996 and 1997, and this continues to be the case in 1998. The Company had a working capital deficiency as of December 31, 1997 and as of September 30, 1998. Specifically, the Company estimates that it incurred negative cash flow from operating activities of approximately $2,493,000 from January 1, 1998 to September 30, 1998. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case by case basis.

     In view of the matters described in the preceding paragraph, there is significant doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     Management plans to take the following steps to improve its operating results and financial position, which it believes to be sufficient to provide the Company with the ability to continue in existence during the ensuing twelve month period.

     The Company is presently raising capital in a private placement to provide up to approximately $1,750,000 of working capital. Management believes that the net proceeds contemplated by this offering will be sufficient to fund the Company's operations through December 1998. The Company has raised net proceeds of approximately $1,499,000 from this offering as of October 31, 1998, primarily in the form of convertible debentures. If the Company is unable to increase revenues and cut costs in order to generate sufficient positive cash flow beginning in December of 1998, an additional capital infusion may be required for the Company to meet its obligations.

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


Merger Agreements

     On July 31, 1998, the Company and HealthWatch, Inc. ("HealthWatch") (NASDAQ: HEAL) announced the signing of a Letter of Intent to Merge dated as of July 14, 1998. The merger was expected to be in the form of a tax-free stock exchange and is subject to, among other things, the completion of due diligence and approval by the disinterested shareholders of both companies. At the present time the consummation of the merger as contemplated in the Letter of Intent is uncertain. In the interim, HALIS and HealthWatch, an information technology company, are working together to provide the Company's software and services to the HealthWatch customer base. Paul W. Harrison and Larry Fisher, who are each a director, and the Chairman and Chief Executive Officer, and the Executive Vice President, respectively, of the Company, also serve as officers and directors of HealthWatch. As of October 31, 1998, HealthWatch beneficially owned approximately 19% of the Company's common stock. Mr. Harrison, who directly owns 2.7% of the Company's common stock, also serves as Chairman and Chief Executive Officer of HealthWatch and, therefore, controls in excess of 21% of the common stock of the Company. Mr. Fisher directly owns less than 1% of the Company's common stock, and less than 1% of the common stock of HealthWatch.

     On October 2, 1998, HealthWatch completed the acquisition of Paul Harrison Enterprises, Inc., ("PHE"), an entity founded and controlled by Paul Harrison, the Chairman and Chief Executive Officer of the Company. Mr. Harrison serves as the President of PHE and beneficially owned approximately 37% of PHE before the consummation of the acquisition. After the acquisition, Mr. Harrison beneficially owns approximately 37% of the Series P preferred stock of HealthWatch, which is not, at this time, convertible into the common stock of HealthWatch, and has no voting rights with regard to HealthWatch.

     On November 18, 1996, the Company entered into a license agreement with PHE relating to a proprietary application software utility ("MERAD") that is owned by PHE. As a result of the acquisition of PHE by HealthWatch, HealthWatch is now the owner of the MERAD technology, and is entitled to receive from the Company a license fee equal to 10% of the gross revenues generated from any software products utilizing or incorporating MERAD and any derivations thereof by the Company or any of its affiliates. The Company's HES software was created utilizing MERAD, therefor any sales of the HES software will result in a royalty payment due directly to PHE and indirectly to HealthWatch. In addition, the Company was obligated to pay MERAD Corporation, a PHE subsidiary, a development fee of $15,000 per month pursuant to a license and software development agreement entered between

MERAD Corporation and HALIS Software, Inc., the predecessor company of HALIS Services, Inc., a wholly-owned subsidiary of the Company. This arrangement terminated on June 30, 1998. Mr. Harrison serves as President and is a 21% shareholder of MERAD Corporation. During 1997 and 1998, $180,000 and $60,000, respectively, was paid to MERAD Corporation for specific enhancements and maintenance required by the Company to its software products. The Company owes MERAD Corporation $30,000 at September 30,
1998.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

FINANCIAL CONDITION

     Total assets at September 30, 1998 were $5,809,221, an increase of $194,342 from total assets of $5,614,879 at June 30, 1998. This increase is primarily attributable to the disposition of PRN, the removal of its current assets of $194,248, property and equipment of 387,678, other assets of 709,009, and recording of other receivable of $1,686,763 (representing the value of the Company shares to be delivered) in connection with the disposition. The net effect of the disposition and a decrease of $240,166 in customer claims and premium refunds is the cause of the increase.

     Current liabilities increased from $4,510,764 at June 30, 1998 to $4,969,258 at September 30, 1998. This increase of $458,494 is largely attributable to the deferred gain on the disposition of PRN of $907,696 and the removal of PRN's current liabilities of $462,139 during the three months ended September 30, 1998.

     Stockholder's equity decreased from $1,044,873 to $839,963, a decrease of $204,910. This difference is attributable to an operating loss during the period, offset by the issuance of 2,433,304 shares of common stock upon the conversion of convertible debentures and the exercise of options by senior executives during the three months ended September 30, 1998.

RESULTS OF OPERATIONS

     Sales revenue decreased by $1,467,424 and $783,982 for the three-month and nine-month periods ended September 30, 1998 as compared to the applicable prior year periods. The changes in the three-month period are primarily the result of the lost revenues from the sales of the Company's PRN and PhySource subsidiaries (approx. $1 million), an increase in consulting revenues (approx. $225,000), and a decrease in hardware sales (approx. $692,000). The overall changes for the nine-month period is further primarily effected by the net impact of the Company's acquisition and divestiture activity in 1997 and 1998.

     Cost of goods sold decreased $548,606 and $902,998 for the three-month and nine-month periods ended September 30, 1998 as compared to the applicable prior year periods. As a percentage of sales revenue, cost of goods sold were 24.3% and 30.0% for the three months ended September 30, 1998 and September 30, 1997, respectively. As a percentage of sales revenue, cost of goods sold were 24.3% and 34.6% for the nine months ended September 30, 1998 and September 30, 1997, respectively. This decrease as a percentage of revenue is largely attributable to the shift in revenue mix towards more service revenue and fewer lower margin hardware sales.

     Selling, general and administrative expenses decreased by $2,635,538 and $142,317 for the three-month and nine-month periods ended September 30, 1998 as compared to the applicable prior year periods. The changes in the three-month period are primarily the result of reduced expenses associated with the disposition of the Company's PRN and PhySource subsidiaries (approx. $1.6 million) and a decrease in corporate overhead (approx. $1.04 million), including $600,000 in salaries as part of the Company's downsizing. The overall changes for the nine-month period is further primarily effected by the net impact of the Company's acquisition and divestiture activity in 1997 and 1998. Included in selling, general and administrative expenses is amortization and depreciation expense of $697,995 and $1,491,564 for the nine months ended September 30, 1998 and September 30, 1997, respectively.

     Research and development costs decreased by a total of $92,501 and $364,291 for the three-month and nine-month periods ended September 30, 1998 as compared to the applicable prior year periods. These reductions reflect the movement of the Company's software products from the initial and beta phase of development to commercial viability during 1998.

     The net losses of $638,817 and $3,730,794 for the three-month and nine-month periods ended September 30, 1998 are an improvement of $1,859,637, and $724,297, over the comparable periods, and are primarily attributable to a decrease in the selling, general and administrative expenses resulting from the downsizing of the Company and the net effect of its acquisition and divestiture activity during 1997 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine month period ended September 30, 1998, operating activities consumed $2,493,308 of cash, primarily due to the net loss of $3,730,794 for the nine month period ended September 30, 1998. As discussed in the previous section, the primary reasons for the net losses are the selling, general and administrative expenses and research and development expenses incurred to fund the corporate infrastructure development, as well as the ongoing investment in the Company's proprietary software products.
The Company continues to monitor its cash situation very closely. Due to the down-sizing of the Company, its cash needs are not as acute as they were in the previous quarter. However, if the Company is unable to increase revenues or contain costs, the Company may not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking an additional capital infusion.


YEAR 2000

     Software applications that use only two digits to identify a year in the date field may cause fatal errors in the processing of data (the "Year
2000 Concern"). The Company acknowledges that the failure of its software to recognize the proper date codes could cause substantial harm to the Company and its customers. Accordingly, the Company developed its HES software with the Year 2000 Concern in mind and has designed its software to be Year 2000 compliant. This means that the Company believes that all of the Company's healthcare software sold to customers will accept and recognize date codes for the Year 2000 and beyond, and process that information recognizing the correct year in the date field. The Company does not believe that the failure of any of the software that it utilizes in its operations from third-party vendors to be Year 2000 compliant will have a material effect on the Company, with the exception of the claims processing software utilized by its ABAS subsidiary. ABAS is a third-party administrator and is in the process of switching to a new claims processing system that will be Year 2000 compliant. The Company estimates that it will convert all of ABAS' data by the end of the second quarter of 1999, at a cost of approximately $400,000. Additionally, the Company will be undertaking a review of its business systems to make a determination of whether those systems are Year 2000 compliant and will query those vendors whose systems are material to the Company to determine their Year 2000 readiness. The Company believes that, with the exception of the software utilized its ABAS subsidiary, even if the remaining software it utilizes from vendors is not Year 2000 compliant, there are sufficient alternatives available that the Company can resolve any issues by the second quarter of 1999 without incurring any material amounts to resolve any Year 2000 Concerns.


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


                                PART II
                          OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three-month period ended September 30, 1998, the Company raised $261,000 through a private placement of the 6% Convertible Debentures. The holders of these 6% Convertible Debentures elected to immediately convert their investment into the Company's Common Stock, resulting in the Company issuing an aggregate of 1,933,204 shares of Common Stock in full satisfaction of principal and accrued interest owed to such holders. An additional 500,000 shares were issued to Paul Harrison upon the exercise of stock options resulting in $65,000 being received by the Company during the quarter ended September 30, 1998.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are filed with or incorporated by reference into this report:

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-2 (No. 333-45783) filed February 6, 1998)
     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-2 (No. 333-34215) filed August 22, 1997)
     4.1        Form of Common Stock Certificate (incorporated by reference to
                Exhibit 4.1 of the Company's Registration Statement on Form S-18 (No. 33-14114-A), filed May 7, 1987, as amended)
     4.2 Form of 6% Convertible Debenture Subscription Agreement and Convertible Debenture (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10QSB for the period ended June 30, 1998, filed August 13, 1998)
     10.1 Agreement for Purchase and Sale of Assets By and Between Physicians Enterprise System, LLC & HALIS, Inc. and PhySource Ltd., dated as of September 30, 1998, effective as of October 1, 1998
     27.1       Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended September 30, 1998.

     None

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HALIS, INC.




Dated: November 20, 1998              By: /s/ Paul W. Harrison
                                         ----------------------------------
                                         Paul W. Harrison, Chairman of
                                         the Board, Chief Executive Officer
                                         and President
                                         (Principal Executive Officer)


Dated: November 20, 1998              By: /s/ Larry Fisher
                                         ----------------------------------
                                         Larry Fisher, Executive Vice
                                         President, Treasurer and Secretary
                                         (Principal Financial and Accounting
                                         Officer)

                              EXHIBIT INDEX

     Exhibit
     Number         Description
     ----------     ---------------

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-2 (No. 333-45783) filed February 6, 1998)
     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-2 (No. 333-34215) filed August 22, 1997)
     4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18 (No. 33-14114-A), filed May 7, 1987, as amended)
     4.2 Form of 6% Convertible Debenture Subscription Agreement and Convertible Debenture (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10QSB for the period ended June 30, 1998, filed August 13, 1998)
     10.1           Agreement for Purchase and Sale of Assets By and
                    Between Physicians Enterprise System, LLC & HALIS, Inc. and PhySource Ltd., dated as of September 30, 1998, effective as of October 1, 1998
     27.1           Financial Data Schedule (for SEC use only)