Form 10KSB
period 1998-12-31
HALIS INC
filed 1999-04-16
CIK 790733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                Annual Report Pursuant to Section 13 or 15(d) of the
                          Securities Exchange Act of 1934

                    For the Fiscal Year Ended December 31, 1998


                          Commission File Number 0-16288


                                   HALIS, INC.
          --------------------------------------------------------
           (Exact name of Registrant as specified in its charter)


               Georgia                                       58-1366235
 ------------------------------------------------------------------------------
   (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                          Identification No.)


                            9040 Roswell Road, Suite 470
                               Atlanta, Georgia 30350
                                   (770) 641-5555
         ------------------------------------------------------------------
                      (Address of principal executive offices,
           including zip code, and telephone number, including area code)

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

     Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     Revenues for the fiscal year ended December 31, 1998:  $7,755,370

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (approximately 37,204,985 shares) on March 31, 1999 was approximately $9,859,321. The aggregate market value was computed by reference to the average of the bid and asked prices of the Common Stock the NASDAQ Bulletin Board on March 31, 1999. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered to be affiliates of the Registrant at that date.

     The number of shares outstanding of the Registrant's Common Stock as of March 31, 1999 was 48,854,989 shares.

     DOCUMENTS INCORPORATED BY REFERENCE
     -----------------------------------


     None

     Transitional Small Business Disclosure Format (check one):

     Yes       No   X
        ----      ----

                                   PART I

ITEM 1.   DESCRIPTION BUSINESS

GENERAL

     HALIS, Inc. ("HALIS" or the "Company") based in Atlanta, Georgia, is a systems developer of information technology and provider of related services, focusing on the healthcare industry. The Company also provides third party administrative services for healthcare plans of large and small companies throughout the United States. HALIS' offices are located in Atlanta, Georgia and Chicago, Illinois.

     HALIS' system architects have years of experience building large advanced software systems for the healthcare and other industries. In 1996, the Company focused its attention on developing a new healthcare software system that it believed would revolutionize the way that a healthcare organization operates. Historically, a healthcare organization's system needs have been met with old legacy systems that are not designed to interact in an integrated manner across all of the functions that a healthcare organization may utilize through its encounter with a patient or other user of their services. By way of example, a single patient visit results in scheduling, registration, medical records update, billing, claims processing, etc. In order to handle this type of transaction a typical system would be made up of many modules or programs that are interfaced together. What this results in is an inefficient system made up of millions of lines of code with repetitive processing, with manual intervention occurring at various points in the processing. In order to install a system of this type at multiple locations, it is necessary to individualize each installation, a process that can be very time consuming and costly. The HALIS design team understood the inefficiencies of the current products available and used in the healthcare industry and set out to develop the next generation of integrated healthcare software from scratch that would not be limited by these old constraints.

     As a result the Company has developed the HALIS Enterprise System ("HES"), a comprehensive advanced integrated system capable of being applicable to all the main participants in the healthcare process:
consumers, providers, payers, office-based physician practices, management practice companies, hospitals, laboratories, pharmacies, home healthcare, and long-term care.  To accomplish this, the Company's developers modeled the entire healthcare industry to find all of the commonalties, thus avoiding
duplication of effort.   The design of the HES avoids the pitfalls of having
to write and maintain millions of lines of code, and then initiate the process of "interfacing" them together at each installation. The HES is integrated by design (not "interfaced") and is contained in one program that contains 2000 processes, performs 100 functions (the equivalent of up to several hundred separate programs), and contains 5000 data elements. The
HES is Year 2000 compliant, and contains a longitudinal computerized medical record (a useful feature for providers with multiple locations). Multiple locations can share identical data in a master database that is available to all users, or, depending on security and confidentiality concerns, data can be shared by only a limited number of locations or users (the user sets the parameters for access to data). The HES is capable of managing a healthcare enterprise's resources, patients, finances, and contracts all in one program. This gives the HES great flexibility in meeting the needs of even the most complex healthcare delivery systems.

     The technical innovation that enables the HES to be as powerful, yet simple to install and maintain, is the virtual software and information media processing utility known as "MERAD", that the Company licenses from its affiliate, HealthWatch, Inc. (Nasdaq: HEAL). MERAD enables the HES to store programming code as data or information media in a database thereby removing all of the repetitive processing that conventional programming is required to perform by design. Because MERAD is completely Internet enabled (including Intranet and Extranet subsets), the HES can be downloaded over the Internet and installed in minutes to numerous locations simultaneously. This means that the HES is not only easier to maintain and support, but because it is Internet enabled, allows for installation and certain support and services to be performed over the Internet. The HES can also allow consumer interaction with the healthcare providers via the Internet.

     The HES integrates all of the major functions needed by clinics, hospitals, practices, payers, long term care facilities, laboratories, pharmacies and home healthcare, the eight major markets in which HALIS plans to compete. HALIS is currently building out the specific features required by each of these eight markets. Presently, the current version of the HES is complete for clinics, physician and management practices.

     The Company's systems and services business is targeted to healthcare industry participants such as physician practices, HMO's, home healthcare providers and hospitals that generally have 100 users or more. The Company expects to capitalize on the healthcare industry's demand for more software variety, updates, convenience, lower pricing, and better support services.

     The Company's third party administrator subsidiary provides claims processing and other administrative services to major companies throughout the United States.

     During fiscal year 1998, HALIS' relationship with HealthWatch, Inc. (Nasdaq: HEAL), has expanded with HealthWatch now owning approximately 22% of HALIS' outstanding common stock. HealthWatch owns the MERAD technology which is licensed to the Company. The Company is obligated to pay
HealthWatch a royalty equal to 10% of the gross revenues generated by the Company from the HES and services related thereto. During the first quarter of fiscal year 1999, the Company's Board of Directors decided that in order to conserve its resources, and to operate more efficiently, the Company would focus its attention on the sales of the HES and its claims processing capabilities, and would rely upon HealthWatch to supply support and services to HALIS' customers. HealthWatch is in the process of expanding this capability with the goal of supplying to HALIS all of the support and service personnel that it needs. HALIS' Atlanta office acts as the Company's corporate headquarters. HealthWatch recently relocated its corporate offices to Atlanta and shares office space with the Company under a cost sharing arrangement.
The Company's Chicago facility is the location for its ABAS subsidiary which performs healthcare claims processing and other healthcare related services to employers.

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

     Due to a downturn in its business in 1994, Fisher was unable to commit sufficient resources to continue research and development of its products to keep pace in the hospitality market place, undermining its competitive position. In 1995, Fisher's Board of Directors concluded that Fisher needed a significant shift in its strategic plan to continue in business. As a consequence, Fisher developed a strategy to grow its business through the acquisition of select software companies in the hospitality and healthcare markets. See "Company Strategy".

     Pursuant to this strategy, HALIS, (f/k/a Fisher Business Systems, Inc.) issued 15,000,000 shares (66.8%) of its common stock in exchange for 100% of the capital stock of AUBIS Hospitality Systems, Inc. ("AHS"), AUBIS Systems Integration, Inc. ("ASI"), and HALIS Software, Inc. ("HSI"), on November 19, 1996, three companies all under the control of Paul Harrison. The acquisitions were accounted for as the reverse acquisition of HALIS, Inc. by an "accounting entity" consisting of AHS, ASI, and HSI (collectively, the "Predecessors") because, following the transaction, the former shareholders of AHS, ASI, and HSI were in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the "accounting entity" adjusted for the assumed acquisition of the net assets of HALIS, Inc. in exchange for the issuance of HALIS, Inc. common stock outstanding before the transaction. The net assets of the Predecessors are accounted for at their historical cost. In accordance with purchase accounting principles pursuant to Accounting Principles Board Statement No. 16, Business Combinations (APB 16), the Company accounted for the net assets of HALIS, Inc. acquired at the fair value of such net assets as of November 19, 1996.

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

     Information technology in healthcare has historically had a "bottoms up" approach. Software applications such as billing, admissions, claims processing, patient registration, medical records, contract management, and others were developed individually, using rigid programming techniques.
Over time, many of these systems were "interfaced" to each other in order to provide a more complete solution. The piecing together of these disparate applications, however, has caused significant problems in the development, implementation, and enhancement of these systems. Each time a change is made to one application, the other applications, normally written by different groups of people, have to be changed to maintain the "interface". This process results in long lead times, and higher costs to acquire, maintain, and upgrade systems.

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

     The Company's HES uses the MERAD technology developed by its affiliate, HealthWatch, Inc. that manages and processes data through its Internet-enabled virtual software and information media processing utility. The HES technology platform consists of five major integrated parts: (i) the graphical end-user interface, (ii) the program object processor, (iii) the multimedia object database, (iv) the SQL relational and open database driver, and (v) the communications network manager.

     The HES provides a direct connection between the consumer or end-user and the ready-to-use database driven system. Because it is Internet ready, the interaction can occur from the convenience of the user's computer. Program data and instruction can be added in an automated manner without traditional programming knowledge. Currently, competing software technology in the healthcare industry requires technical expertise to connect data and processing instructions to a running program.

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

     HALIS has eliminated more than 90% of the programming effort and duplicity that other systems have required by using MERAD to place most of the program logic into its database. Instead of literally thousands of "if/then" programming statements for each healthcare event, which require significant personnel and computer time to execute, the HES directly locates the relevant mathematical and decision operations and relationships in the database. In addition, the HES is designed to allow the user to update most items in the database directly, virtually eliminating the user's dependence on the software supplier to make such changes.

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

     The HALIS technology provides a new level of economies in the production and maintenance of healthcare systems. HALIS systems are being sold at over 50% less than competitive systems, with a huge corresponding reduction in maintenance and support costs. HALIS' cost to continuously add new features and functions to its system will be substantially below today's market costs, because there is only one system to modify, not up to 10 or more disparate systems or modules. HALIS uses the Internet to demonstrate the HES, and to deliver training, product support, sales support and customer service. Each of these techniques is designed to improve user satisfaction and lower costs to the user and the Company.

     During 1998, HALIS focused on completing the HES for two of the eight primary markets it expects to penetrate during 1999: physician and management practices, including individual, group and combinations; and clinics. During 1998 the HES was installed in the field as pilot sites, and is commercially available for sale today to practices and practice management organizations and clinics. The software enables users to add day-to-day changes in patient data, billing criteria, and clinical management in one system. Management believes that the principal benefits of the HES include: (i) centralization of patient data, (ii) coverage verification, (iii) increased collections, (iv) lower billing costs, and (v) higher quality clinical data. Functions provided include registration, medical records, patient encounters, billing, managed care, reports and system support. A pilot site is a customer who acknowledges that while the particular HALIS system being offered is functionally complete, it must be field tested in an operational environment, where additional features may be added to further enhance its usability.

     In November 1996, the Company entered into a perpetual, non-exclusive transferable license with Paul Harrison Enterprises, Inc. ("PHE"), a company organized by Paul W. Harrison, the Chairman, President and CEO of the Company, to utilize the proprietary technology known as MERAD for a license fee of 10% of gross revenues generated from MERAD and any derivatives thereof by the Company or any of its affiliates. In October 1998, PHE was acquired by HealthWatch, Inc. At the time of the acquisition by HealthWatch, PHE had held in excess of 6,000,000 shares of the Company's common stock as well as the ownership rights to MERAD. HealthWatch now controls 10,763,655 shares of the Company's common stock, representing approximately 22% of the shares outstanding, making it the single largest shareholder of the Company.

COMPANY STRATEGY

     The Company is currently focused on the point of service system business in the healthcare industry (e.g., physician practices, MSO's and other managed care organizations) and clinics. As resources become available the Company plans to expand into the other segments of the
healthcare industry.   Management believes that the Company is well
positioned to produce and support the Company's products, due to the flexibility of the Company's technology and the fact that the Company has no "legacy" systems to maintain, enhance, or otherwise invest in. Management believes that the flexibility of the Company's HES will allow the Company to keep up with user demand for updates to health plan changes, management contract revisions, availability of new pharmaceutical products, and changes in managed care-driven plans and practices. Moreover, over time, with sufficient dedication of resources, the Company will be able to deliver integrated software to virtually every healthcare market segment including medical practices, home health agencies, hospitals, clinics, long-term care, labs, pharmacies, and payers. The HES can become the standard platform allowing all of these providers to transfer data among themselves.

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

     The Company will address the healthcare industry's needs by automating the production and maintenance of software for all healthcare market segments through its own version of an automated factory based on the advanced database technology. Management believes that several competitors have attempted to create one technology to build software for multiple healthcare segments but have had limited success. The Company believes that the MERAD technology will be instrumental in automating and integrating the healthcare industry's information cycle.

     The Company believes that it will have an advantage over its competitors because its product "engines" -- the integrated health software product and its information technology core -- are expected to be effective in keeping pace with the ongoing market changes in healthcare. Management believes that many competitors currently have fragmented inflexible healthcare software that fails to meet the changing needs of healthcare companies.

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

     The Company's strategic plan is a significant shift in the Company's past business direction. There can be no assurance that the Company indeed will be successful in implementing its strategic plan or that shareholder
value will be enhanced.  See   "Factors Affecting Future Performance".

FACTORS AFFECTING FUTURE PERFORMANCE

     Uncertainty of Market Acceptance; Reliance on a Limited Number of
     -----------------------------------------------------------------
Products.  HALIS' Healthcare Enterprise System is a new technology.
--------
Achieving market acceptance for HALIS' products will require substantial marketing efforts and expenditure to inform potential customers of the distinctive characteristics and benefits of these products. Because HALIS has limited marketing experience, financial and other resources to undertake extensive independent marketing activities, there can be no assurance that HALIS will be able to market its products successfully. Furthermore, HALIS is dependent on a limited number of products and on one technology for most of its revenues. There can be no assurance that HALIS will be able to commercialize its healthcare information technology profitably.

     Working Capital Requirements; Need for Additional Financing.  HALIS
     -----------------------------------------------------------
will require additional capital or other financing to finance its operations and continued growth. There can be no assurance that HALIS will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to HALIS. If the Board of Directors of HALIS determines to obtain additional capital through the issuance of additional equity securities of HALIS, there can be no assurance that such shares will be issued at prices or on terms equal to the offering price and terms of this offering. Any such future equity financing could be dilutive to shareholders of the Company.

     Limited History of Profitability.  Although HALIS' financial condition
     --------------------------------
has improved during the fourth quarter of fiscal 1998, HALIS has not reported any profits for a full year of operations since fiscal 1991. Without market acceptance of its HES software, there can be no certainty regarding HALIS' ability to achieve or sustain profitability in the future.

     Healthcare Industry and Marketing Changes.  The healthcare industry is
     -----------------------------------------
subject to changing political, economic and regulatory influences that may affect the procurement practices and other operational aspects of the healthcare industry. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. A number of lawmakers have announced that they intend to propose programs to reform the U.S. healthcare system. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for HALIS' customers. Cost containment measures instituted by healthcare providers could result in greater selectivity in the allocation, of capital funds, which could have an adverse effect on HALIS' ability to sell its products and services. HALIS cannot predict with any certainty what effect, if any, such proposals or healthcare reforms might have on its business, financial condition or results of operations, but hopes that any reform will include a need for better information systems and data gathering, which will make implementation of the HES more attractive.

     Control by Management.  Paul Harrison, the Chairman of the Board, Chief
     ---------------------
Executive Officer and President of HALIS, is also the Chairman, CEO and President of HealthWatch, and as such exercises voting control over the shares of common stock of HALIS owned by HealthWatch. Consequently, Mr. Harrison exercises voting control, directly and indirectly, over approximately 29% of the outstanding shares of Common Stock of the Company. As a result of such concentration of ownership, Mr. Harrison has the ability to exert significant influence on the policies and affairs of the Company and corporate actions requiring shareholder approval, including the election of the members of the Board of Directors. This concentration of ownership could have the effect of delaying, deferring or preventing a change of control of the Company, including any business combination with an unaffiliated party, and could also affect the price that investors might be willing to pay in the future for shares of Common Stock.

     Dependence on Management and Key Personnel.  The success of HALIS
     ------------------------------------------
depends to a large degree upon the personal efforts and ability of its Chief Executive Officer and President, Paul Harrison. The loss of the services of Mr. Harrison would have a materially adverse effect on HALIS. HALIS has entered into an employment agreement with Mr. Harrison. HALIS does not maintain key man life insurance on any of its executives.

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

     Technological Change; Proprietary Technology.  Future advances in the
     --------------------------------------------
healthcare information systems industry could lead to new technologies, products or services that are competitive with the products and services offered by HALIS. HALIS' success will depend, in part, on its ability to be responsive to technological developments and challenges. Such technological advances could also lower the cost of such products and services or otherwise result in competitive pricing pressures, which could have an adverse effect on HALIS. To remain competitive in the evolving healthcare information systems marketplace, HALIS must develop new products on a timely basis. The failure to develop competitive products or to introduce new products on a timely basis could have an adverse effect on HALIS' future financial performance.

     Protection of Proprietary Information.  HALIS does not have any patents
     -------------------------------------
or registered copyrights and does not anticipate obtaining any patents or registered copyrights in the near future. HALIS treats its software and related technical data as confidential and relies on internal nondisclosure safeguards, including confidentiality agreements with employees, and on laws protecting trade secrets, to protect what it regards as proprietary information. Competitors and customers may nevertheless be able to copy certain functional aspects of HALIS' products. In addition, under the terms of certain agreements by which HALIS licenses its software for inclusion in software systems marketed by other manufacturers, HALIS has been required to place in escrow the source code for the licensed software. In the event of a default by HALIS in its performance under such agreements, the licensee would be entitled to receive and retain such source code for its own use.

     Competition.  The industry in which HALIS operates is highly
     -----------
competitive and subject to continuing change in the manner in which products and services are marketed and vendors are selected by customers. The primary competitive factors are scope and quality of products and service and support capabilities. Certain current and potential competitors have significantly greater resources than HALIS.

     Limited Trading Volume: Shares Eligible for Future Sale.  On October
     -------------------------------------------------------
30, 1992, HALIS' Common Stock ceased quotation on the NASDAQ Small Cap Market. Price information on HALIS' Common Stock is now available on the NASDAQ "Bulletin Board." HALIS has experienced limited trading volume in its stock historically. There is no assurance that a public market for HALIS' securities will continue to be made or that shareholders will be able to avail themselves of a public trading market for the Common Stock in the future.

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

     Possible Issuance of Preferred Stock.  HALIS is authorized to issue up
     ------------------------------------
to 5,000,000 shares of Preferred Stock, $. 10 par value. Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders, and may include voting rights (including the right to vote as a series on particular matters), preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No Preferred Stock is currently outstanding, and HALIS has no present plans for the issuance thereof. The issuance of any series of Preferred Stock could affect the rights of the holders of Common Stock, and therefore, reduce the value of the Common Stock and make it less likely that holders of Common Stock would receive a premium for the sale of their shares of Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be issued to restrict HALIS' ability to merge with or sell its assets to a third party.

     Possible Volatility of Stock Price.  The market price of the Common
     ----------------------------------
Stock may be subject to significant fluctuations in response to HALIS' operating results and other factors. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, particularly in the high technology sector, which have often been unrelated to the operating performance of particular companies. Such fluctuations and factors such as announcements of technological innovations or new products by HALIS or its competitors or third parties, as well as market conditions in the computer software or hardware industries and healthcare reform measures, may have a significant effect on the market price of HALIS' Common Stock.

     Fluctuations in Quarterly Performance.  HALIS' product sales will be
     -------------------------------------
derived primarily from the sale of software systems and related services in the healthcare industry, the market for which is still developing. Accordingly, HALIS' quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and, to a greater degree, operating and net income to fall substantially short of anticipated levels. HALIS' total revenues and net income levels could also be adversely affected by cancellations or delays of orders, interruptions or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by HALIS or its competitors, increased competition and reductions in average selling prices.

RECENT DEVELOPMENTS

     The Company's 1997 operating losses, negative operating cash flow, and the sale of certain assets resulted in the need for a restructuring program during fiscal 1998. The Company has implemented a restructuring program to reduce its fixed costs and move the Company towards profitability. The Company does not anticipate it will incur any incremental costs to restructure its operations, therefore the Company has not recorded a restructuring reserve as of December 31, 1998. As part of this program, the Company consolidated its three Atlanta offices into a single location on March 1, 1998. In addition to eliminating certain leases and redundant occupancy costs, this move is also expected to produce synergistic benefits
among employees.  See -"Item 2   Description of Property."

     The Company has also realigned its executive structure in two separate moves. Effective March 1, 1998, Harold J. Williams, III and James E.
Clements, who served during fiscal year 1997 as the Company's Chief Financial Officer and Controller, respectively, resigned and for a period of time during fiscal 1998 became consultants to the Company with respect to certain financial and accounting matters. Also effective March 1, 1998, Joseph H. Neely and Ken Lopez, who served during fiscal year 1997 as the Company's Chief Operating Officer and Vice President of Sales, respectively, left the Company to form their own sales and marketing organization. In addition, the remaining executive officers have deferred all or part of their salaries until the Company achieves a positive cash flow. Overhead was further reduced by the elimination of other corporate office employees.

     In September 1998, the Company retained the services of Robinson, Rappaport, Jampol, Aussenberg & Schleicher, LLP, to act as its attorneys, and in particular the services of Brian L. Schleicher who, in February 1999, was elected the Company's Vice President, Chief Administrative Officer and Secretary. Mr. Schleicher is also the chief financial officer and chief administrative officer of HealthWatch. Additionally, in September 1998, the Company retained the services of Harshman & Phillips, P.C., to provide supervision of the Company's accounting and finance functions, and in particular the services of Bruce A. Phillips who has been acting as the Company's principal financial and accounting officer. Because of the affiliation between the two companies, Mr. Harrison, Mr. Schleicher and Mr. Phillips each provide services to both HALIS and HealthWatch.

     During fiscal 1998, the Company was fine-tuning the capabilities of the HES in various pilot sites. The HES is now commercially available, but the Company has had limited success entering into contracts for the sale of the HES product to date. Beginning in fiscal 1999, the Company refocused the marketing of the HES software to larger oriented customers who have a minimum of 100 users. While the Company has started to receive a high degree of interest in the HES, the sales cycle and decision process is long, and the Company's past financial performance has been perceived as a negative factor causing the sales cycle to be stretched even longer. Nonetheless the Company believes the HES will continue to gain market acceptance, although no assurances can be given. In addition to focusing on larger physician practices, management companies and clinics, the Company is seeking strategic relationships, including possible business combinations, with companies whose size and resources may be able to assist the Company capture a larger market presence, enhance the Company's capital structure, as well as its sales and marketing infrastructure.

RECENT DISPOSITIONS

     During fiscal 1997, the Company made a number of acquisitions pursuant to its strategy of acquiring companies that could assist in the beta testing and distribution of the HES system (See "Acquisitions" below). At the end of fiscal 1997 and during fiscal 1998, the Company refocused its business strategy and decided that the original distribution plan was not going to be successful and started a program of divesting some of the acquisitions previously made. As a result, the Company has disposed of a number of the business units it acquired in 1997 and has reduced its overhead and cost of operations significantly. Now that the HES is commercially available and implemented in a number of locations, its new focus and business strategy is to sell the HES to larger organizations having a requirement of a minimum of
100 users.   This has resulted in many of the previous acquisitions of
business units to be unnecessary on a going forward basis. Accordingly, discussed below are the dispositions made at the end of fiscal 1997 and during fiscal 1998.

     DISPOSITION OF PHYSICIAN'S RESOURCE NETWORK IN FISCAL 1998

     On June 30, 1998 the Company effectuated a merger of Physician's Resource Network, Inc. ("PRN"), a wholly owned subsidiary of the Company, that the Company had acquired in July 1997, with American Enterprise Solutions, Inc. ("AES"). Located in Tampa, Florida, PRN delivered practice management and billing services to healthcare providers. The transaction with AES was effected pursuant to an Agreement and Plan of Merger dated June 25, 1998 (but effective as of June 30, 1998) among the Company, AES, PRN Acquisition Co., and PRN (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company received AES' promise to deliver within 90 days of the closing date, all of the shares of HALIS common stock owned by AES of record and beneficially as of the closing date, including without limitation shares that AES has the right to acquire as of the closing date, which number of shares shall be not less than 9,984,000 shares of the Company's common stock. The Merger Agreement provided that if AES delivers more than 11,000,000 shares of Company common stock, then the Company must also transfer to AES the right to receive contingent installment payments (the "Installment Payments") under that certain Asset Purchase Agreement dated December 31, 1997, between Communications Wiring and Accessories, Inc. and HALIS Services, Inc., a subsidiary of the Company (See below). To date, the Company has not recorded a receivable with respect to Installment Payments because of the uncertain timing and probability of such Installment Payments. Additionally, pursuant to the Merger Agreement the Company retained certain liabilities in the aggregate amount of $478,797 related to the business of PRN.

     Because the number of shares to be received by the Company as consideration for the sale of PRN was uncertain (and as of September 30, 1998 was in dispute), the Company deferred any recognition of the gain on the sale until such time as this uncertainty was resolved. However, the results of operations for PRN were not included in the results of operation for the Company after June 30, 1998. On October 9, 1998, the Merger Agreement was amended by the parties to acknowledge and agree that the number of shares of the Company's common stock to be delivered by AES totaled 12,048,325 shares. AES agreed to deliver, or cause to be delivered, 11,548,325 shares on or before October 13, 1998, with the remaining 500,000 shares to be delivered on or before January 31, 1999. As of December 31, 1999, the Company has received the 11,548,325 shares which were cancelled and are no longer outstanding. The Company has not received the remaining 500,000 shares, and has informed AES that they are in default under the Merger Agreement.

     The Company's Board of Directors decided that PRN did not fit within its refocused strategy and viewed the sale to AES as an opportunity to retire approximately 20% of the Company's outstanding stock while reducing the cash drain caused by this subsidiary. Charles Broes, who served as a director of the Company from July 1, 1997 until he resigned on June 10, 1998, served as the Chief Executive Officer, Secretary, Treasurer and board member of AES. Mr. Broes did not participate in any meetings of the Company's Board of Directors with respect to the Merger Agreement, or the amendment thereto.

     For federal income tax purposes, the PRN disposition was not intended to constitute a reorganization within the meaning of Section 368 of the Code. The parties to the Merger Agreement acknowledged that the Merger was intended to constitute a redemption by HALIS of all HALIS stock owned directly or indirectly by AES pursuant to Section 302(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code").

     The amount of consideration to be paid by the parties under the AES Merger Agreement, as amended, was determined by arms-length negotiations between informed business persons and represents, in the Company's view, fair value for PRN. Due to the fact that the uncertainty regarding the precise timing of receipt and number of shares of the Company's common stock was not resolved until October 1998, the Company deferred the recognition of the expected gain on the disposition of PRN, and did not recognize $907,696 of this gain until the fourth quarter ending December 31, 1998.

     SALE OF THE HOMA PRACTICE IN FISCAL 1998

     On September 30, 1998, the Company's wholly-owned subsidiary, PhySource, Ltd. ("PhySource"), sold to Physician's Enterprise System, LLC ("PES") all of the medical and non-medical assets of its Dr. Homa medical practice that the Company had acquired in 1997 (the "Homa Practice"). See
"Item 1. Description of Business   Acquisitions."  The Homa Practice had
provided medical services to patients in the Arlington Heights, Illinois vicinity. The sale was effected through an Agreement for Purchase and Sale of Assets entered into between PES, the Company and PhySource, and was effective as of October 1, 1998 (the "Asset Agreement"). Under the terms of the Asset Agreement, PhySource received $400,000 at the closing, and the right to receive 50% of collections on the receivables assigned to PES in excess of $400,000, less a collection fee of 20% (the "Contingent Payment"), and had certain specific liabilities assumed by the purchaser. The Contingent Payment is not due to be calculated and paid to the Company until November 1, 1999. This transaction is considered a taxable event and the $18,323 gain associated with the sale was recognized in the fourth quarter of 1998. Any gain, if any, associated with any amounts received on the Contingent Payment will be deferred until such time as a determination has been made that any amounts will be due and payable to the Company. The results from operations for the Homa Practice were included in the Company's results from operations for the nine-month period ended September 30, 1998.

     DISPOSITION OF THE ORTHODONTIC BUSINESS IN FISCAL 1997

     On December 31, 1997, HALIS Services, Inc., a wholly owned subsidiary of the Company, sold to InfoCure Corporation ("InfoCure") substantially all of the assets of the orthodontic practice management software business (the "Orthodontic Business") that was acquired by the Company from Software Manufacturing Group, Inc. in January 1997. See -" Item 1. Business - Acquisitions." The Orthodontic Business included the development, marketing, selling and servicing of computer hardware and software to orthodontic healthcare providers. The sale to InfoCure was consummated pursuant to an Asset Purchase Agreement dated December 31, 1997 (but effective as of December 1, 1997) by and among the Company, HALIS Services and InfoCure (the "InfoCure Asset Purchase Agreement"). InfoCure paid HALIS Services, net of liabilities paid by HALIS Services, approximately $1.2 million in cash. The Company recorded a loss of approximately $3.1 million on the sale of the Orthodontic Business. In connection with the InfoCure Asset Purchase Agreement, the Company and HALIS Services agreed to pay approximately $5,900 per month through January 1999 to a former employee of HALIS Services and not to compete in the orthodontic practice management industry for a period of five years.

     SALE OF CERTAIN NON-HEALTH CARE ASSETS IN FISCAL 1997

     Due to their disappointing operating performance, HALIS Services, Inc. sold certain non-healthcare related assets and property of TG Marketing Systems and Aubis Systems Integration (formerly, Aubis Systems Integration, Inc. or "ASI") to Communications Wiring and Accessories, Inc. ("Communications Wiring") on December 31, 1997 for a purchase price of $1 million and the assumption of certain liabilities (the "Purchase Price"), subject to downward adjustment as hereinafter described. The non-healthcare related assets and property included accounts receivable, computer software, computer equipment, furniture, fixtures and leasehold improvements. The Company received no cash consideration at closing and has not recorded any receivable from this transaction due to an evaluation of the timing and probability of the payments as hereinafter described.

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

ACQUISITIONS

     THE INITIAL ACQUISITIONS IN NOVEMBER 1996

     In November 1996, the Company merged AHS and ASI, each a wholly owned subsidiary of AUBIS, L.L.C. ("AUBIS"), an entity controlled by Paul W. Harrison, with and into two wholly owned subsidiaries of the Company. In connection therewith, AUBIS received 10,000,000 shares of Common Stock of the Company. AHS and ASI were suppliers of network integration products and services to the healthcare and other industries. The Company sold substantially all of the assets of ASI in December 1997. See "Recent Dispositions - Sale of Certain Non-Health Care Assets."

     In November 1996, the Company also acquired Halis Software, Inc., a wholly owned subsidiary of Healthcare Technology Investments, L.L.C. (formerly, HALIS, L.L.C.), a company also controlled by Paul W. Harrison. In connection therewith, Healthcare Technology Investments, L.L.C. received 5,000,000 shares of Common Stock of the Company. HSI is the developer of the HES.

     ACQUISITION OF THE COMPASS GROUP, INC. IN FISCAL 1997

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

     In connection with the Compass merger, the Compass Subsidiary entered into an employment agreement with Ms. York providing for the employment of Ms. York as President of the Compass Subsidiary for a term of two years at an annual base salary of $120,000. In addition, in connection with the consummation of the Merger, the Company granted to Ms. York non-qualified options to purchase 85,000 shares of the Company's Common Stock at an option price of $2.00 per share. The options granted to Ms. York are fully exercisable and expire January 10, 2007. On February 25, 1998 the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of common stock subject thereto. In connection with this resolution, the exercise price of Ms. York's options was reduced to $.25 per share and the number of shares were reduced to 59,500 from 85,000.

     ACQUISITION OF SOFTWARE MANUFACTURING GROUP, INC. IN FISCAL 1997

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

     In connection with the SMG merger, the SMG Subsidiary entered into an employment agreement with Charles Cone, Jr. providing for the employment of Mr. Cone as President of the SMG Subsidiary for a term of two years at an annual base salary of $192,000 plus incentive compensation determined in accordance with the provisions of his Employment Agreement. In addition, the Company granted to certain employees of SMG non-qualified options to purchase a total of 100,000 shares of the Company's Common Stock at an option price of $2.00 per share. These options are fully exercisable and expire on January 24, 2007.

     ACQUISITION OF AMERICAN BENEFIT ADMINISTRATIVE SERVICES, INC. IN FISCAL
     1997

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

     In addition, Mr. Spicer received a $100,000 signing bonus, payable in two installments with $50,000 due upon execution of his Employment Agreement and the remainder due on or before July 1, 1997. In addition, the Company granted to Mr. Spicer non-qualified options to purchase 1,250,000 shares of Common Stock at an option price of $2.00 per share. The options granted to Mr. Spicer are fully exercisable and expire on January 31, 2007. On February 25, 1998 the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of common stock subject thereto. In connection with this resolution, the exercise price of one-half of Mr. Spicer's options was reduced to $.25 per share and the
number of shares were reduced to 437,500 from 625,000.   In August 1998, the

Company's Board elected to reduce the exercise price of all of the
outstanding options of employees of the Company to $0.13 per share.   As a
result, Mr. Spicer now holds options to purchase 625,000 and 437,500 at $0.13 per share.

     Mr. Spicer's Employment Agreement also provides for certain payments to be made to Mr. Spicer in the event he is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. The Merger Agreement also provides that Mr. Spicer may repay a loan from ABAS/TPA, which had a balance of $596292 as of December 31, 1998, in the form of HALIS Common Stock if certain specified conditions are met.

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

     In addition, the Company granted to Ms. Toledano non-qualified options to purchase 100,000 shares of Common Stock at an option price of $2.00 per share. The options granted to Ms. Toledano are fully exercisable and expire on January 31, 2007. Ms. Toledano's Employment Agreement also provides for certain payments to be made to Ms. Toledano in the event she is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. In connection with the consummation of the mergers, the Company granted another ABAS/TPA subsidiary employee non-qualified options to purchase 25,000 shares of the Company's common stock at an option price of $2.00 per share. These options are fully exercisable and expire on January 31, 2007. In August 1998, the exercise price on each of these options has been reduced to $0.13 per share.


     ACQUISITION OF TG MARKETING SYSTEMS, INC. IN FISCAL 1997

     In May 1997 the Company acquired TG Marketing Systems, Inc., a Georgia corporation ("TGM"), a provider of marketing and customer service software and related consulting services. Upon consummation of the TGM merger, Joseph M. Neely, in his capacity as the sole shareholder of TGM, was issued an aggregate of 2,388,060 shares of the Company's Common Stock. Mr. Neely also entered into an employment agreement with the Company for a term of two years at an annual base salary of $150,000 to serve as the Chief Operating Officer of the Company. In addition, in connection with the consummation of the TGM merger, the Company granted options to purchase an aggregate of 500,000 shares of the Company's Common Stock to certain employees of TGM at an option price of $1.50 per share. These options vest over a four year period in accordance with the Company's 1996 Stock Option Plan, and expire on May 2, 2007. In December 1997 the Company sold certain assets of the businesses formerly conducted by TGM. See - Item 1. Business -Recent Dispositions." In connection with this asset sale the options granted to purchase 500,000 shares of the Company's Common stock were reduced to an aggregate number of 129,450 shares. The option price and vesting schedule were unchanged.


     ACQUISITION OF PHYSICIANS RESOURCE NETWORK, INC. IN FISCAL 1997

     In July 1997 the Company acquired Physicians Resource Network, Inc., a Florida corporation ("PRN") which became a subsidiary of the Company (the "PRN Subsidiary"). PRN provides practice management services to healthcare providers. Upon consummation of the PRN merger, Anthony F. Maniscalco, in his capacity as the sole shareholder of PRN, was issued an aggregate of 3,733,333 shares of the Company's Common Stock. In June 1998 the Company sold the PRN Subsidiary to American Enterprises Solutions, Inc. See - Item
1. Business -Recent Dispositions."

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


     ACQUISITION OF PHYSOURCE LTD. IN FISCAL 1997

     In July 1997 the Company acquired PhySource Ltd., an Illinois a physician practice management corporation ("PhySource"), which became a subsidiary of the Company (the "PhySource Subsidiary"). Upon consummation of the PhySource merger, the shareholders of PhySource were issued an aggregate of 2,632,611 shares of the Company's Common Stock, including payment of certain deferred compensation and expense advances to certain shareholders, payments to certain shareholders for termination of employment agreements, and payment in retirement of certain existing indebtedness of PhySource. In September 1998 the Company sold the HOMA Practice to Physicians Enterprise Systems, LLC. See - Item 1. Business -Recent Dispositions."

     In connection with the PhySource merger, the PhySource Subsidiary entered into an employment agreement with Theodore M. Homa, M.D. providing for the employment of Dr. Homa as the Medical Director for the medical practice that previously constituted the business of Theodore M. Homa, M.D., S.C. (the "Homa Practice"), which was acquired by PhySource immediately prior to the consummation of the PhySource merger. The employment agreement provided for the employment of Dr. Homa for a term of two years and for the payment of an annual base salary effective January 1, 1998 of $288,000. In addition, as incentive compensation Dr. Homa was to be paid an amount equal to 2% of the software component of technology sales resulting from Dr. Homa's referral of prospective customers.

SUBSIDIARY CONSOLIDATION

     On June 30, 1997, the following subsidiaries of the Company were merged into HALIS Services, a newly-organized, wholly-owned Georgia subsidiary of the Company: Software Manufacturing Group, Inc.; TG Marketing Systems, Inc.; HALIS Software, Inc.; AUBIS Hospitality Systems, Inc.; and AUBIS Systems Integration, Inc. The purpose of the merger was to simplify the Company's corporate structure and facilitate the consolidation of accounting and treasury functions. On January 1, 1999, all of the assets previously attributable to HALIS Software, Inc., including all of HALIS Services' rights, title and interest in the HES system were spun-off to a newly created wholly-owned subsidiary called HES Technology, Inc., a Georgia corporation.

PURCHASE OF HEALTHWATCH STOCK BY THE COMPANY; RELATIONSHIP WITH HEALTHWATCH

     HealthWatch, Inc. (Nasdaq: HEAL) ("HealthWatch") is presently the single largest shareholder of the Company holding 10,763,655 shares of the Company's outstanding common stock (approximately 22%). During fiscal years 1997 and 1998 the Company has entered into a number of transactions that have brought the Companies closer together. Paul W. Harrison is the Chairman, President and CEO of both Companies. Brian L. Schleicher is the Chief Financial Officer and Chief Administrative Officer of HealthWatch, and the Chief Administrative Officer and Secretary of the Company. Mr. Harrison and Mr. Fisher, the former Executive Vice President of the Company, are directors of both companies.

     The relationship of the two companies began on August 20, 1997, when the Company and HealthWatch entered into a Subscription and Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase up to 50,000 shares of Series H Preferred Stock (the
"HealthWatch Preferred Stock") of HealthWatch for an aggregate consideration of up to $300,000, depending on the number of shares of HealthWatch Preferred Stock purchased.

     From August 20, 1997 through September 22, 1997, the Company purchased an aggregate of 20,833 shares of HealthWatch Preferred Stock for $125,000. During fiscal 1998 the Company converted the HealthWatch Preferred Stock into 83,333 shares of HealthWatch Common Stock. The Company is not obligated and does not have the present intention to purchase additional shares of the capital stock of HealthWatch.

     The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible merger of the Company and HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into two different non-binding letters of intent, dated August 8, 1997 and July 14, 1998 (the "Letters of Intent"), providing for the merger of HealthWatch with the Company. Since the execution of the Letters of Intent, on October 2, 1998, HealthWatch acquired Paul Harrison Enterprises, Inc., a company controlled by Paul W. Harrison, and which was, at the time of the acquisition, the largest single shareholder of the Company. Immediately after the acquisition, HealthWatch held 8,939,010 shares of the Companies Common Stock. Due to volatility in both companies respective stock price, and certain accounting issues related to the recording of the possible merger, the Company and HealthWatch postponed the proposed merger between the two companies and instead pursued a business collaboration agreement in which the companies agreed to share sales prospects and HealthWatch became a reseller of the Company's HES software. Pursuant to the business collaboration agreement the Company and HealthWatch share office space in Atlanta, Georgia and certain office and executive personnel. See "Certain Relationships and Related Transactions".

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

PROPRIETARY RIGHTS

     The Company's success and ability to compete are dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable maintenance are essential to establishing and maintaining a technological leadership position. The Company generally enters into confidentiality or license agreements with its employees, consultants and customers and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts the use by the customer of the Company's, there can be no assurance that unauthorized use of the Company's technology will not occur.

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

EMPLOYEES

     As of March 31, 1999, the Company had 47 full-time employees, including three in senior management. The Company also utilizes contract personnel supplied by HealthWatch for support services, installations of Company's systems, and programming. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its employee relations to be good.

YEAR 2000 CONCERNS

     Software applications that use only two digits to identify a year in the date field may cause fatal errors in the processing of data (the "Year 2000 Concern"). The Company acknowledges that the failure of its software to recognize the proper date codes could cause substantial harm to the Company and its customers. Accordingly, the Company developed its HES software with the Year 2000 Concern in mind and has designed its software to be Year 2000 compliant. This means that the Company believes that all of the Company's healthcare software sold to customers will accept and recognize date codes for the Year 2000 and beyond, and process that information recognizing the correct year in the date field. The Company does not believe that the failure of any of the software that it utilizes in its operations from third-party vendors to be Year 2000 compliant will have a material effect on the Company, with the exception of the claims processing software utilized by its ABAS subsidiary. ABAS is a third-party administrator and is in the process of switching to a new claims processing system that will be Year
2000 compliant. The Company estimates that it will convert all of ABAS' data by the end of the third quarter of 1999, at a cost of approximately
$400,000. Additionally, the Company will be undertaking a review of its business systems to make a determination of whether those systems are Year 2000 compliant and will query those vendors whose systems are material to the Company to determine their Year 2000 readiness. The Company believes that, with the exception of the software utilized its ABAS subsidiary, even if the remaining software it utilizes from vendors is not Year 2000 compliant, there are sufficient alternatives available that the Company can resolve any issues by the second quarter of 1999 without incurring any material amounts to resolve any Year 2000 Concerns.


FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. See -"Factors Affecting Future Performance".


ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company's headquarters is located at 9040 Roswell Road, Suite 470, Atlanta, Georgia. This 11,500-square-foot facility is leased pursuant to a 72-month lease at a monthly rental of $19,800. The Company also leases approximately 11,000 sq. feet of additional space in Chicago, Illinois, where its ABAS subsidiary is located, at a monthly rental of $12,500 in 1998, which will escalate to $23,000 per month by the year 2003.


ITEM 3.   LEGAL PROCEEDINGS.

(A)  Debra B. York v. HALIS, Inc. and Paul Harrison, Fulton Superior Court
     ----------------------------------------------
     Civil Action File No. 1999CV06535

     On March 22, 1999, the Company and Paul Harrison were sued by Debra York, the former President of the Company's wholly owned subsidiary, The Compass Group, Inc. Ms. York's complaint alleges that the Company breached an Employment Agreement with Ms. York by failing to pay certain commissions due for fiscal years 1997 and 1998, the Company breach one or more oral agreements as to the amount of the alleged commissions owed, and the Company and Mr. Harrison made false representations regarding the Company and the HES product in an effort to induce Ms. York to sell her company to the Company in January 1997 and make further investment in the Company subsequent to that date. Ms. York seeks at least $250,000 in damages, plus attorneys fees and punitive damages of an undisclosed amount. The date for answering the complaint has not yet passed. The Company will be picking up the defense for Mr. Harrison. The Company denies that any amounts are due to Ms. York under her Employment agreement, that any oral agreements were entered with Ms. York, or that any false representations were made to Ms. York by the Company or Mr. Harrison, and will vigorously defend the action. In addition, the Company plans to raise a number of counter-claims in its answer against Ms. York.

(B)  Penelope Sellers v. HALIS, Inc., Larry Fisher and Paul W. Harrison,
     ------------------------------------------------------------------
     Fulton State Court Civil Action File No. 97VS1294SD

     On July 18, 1997, the Company was sued by Penelope Sellers, in an action seeking actual damages against the Company in the amount of $480,534.70, unspecified attorneys fees, and punitive damages of not less than $1,000,000. Ms. Sellers contends that a finder's Fee Agreement into which she entered with the Company in August 1995, and under which she was to receive a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company, in respect of transactions introduced to the Company by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement. That amount represents 10% of the investment made by the principals of AUBIS, LLC ("AUBIS") in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

     Ms. Sellers claims that the entirety of the convertible notes offering described above (in which an aggregate of $1,470,000 was raised by the Company) would not have been successful but for her introduction of the AUBIS principals to the Company. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all capital funding raised by the Company (up to the $500,000 maximum compensation), including the proceeds of a private placement which raised gross proceeds of approximately $2.0 million. Finally, Ms. Sellers has made a claim for 10% of the value of AUBIS and HALIS Systems, Inc.

     The Company has answered Ms. Seller's complaint, denying liability under the Finder's Fee Agreement in an amount exceeding that already paid, and denying liability to Sellers under any of the factual or legal bases alleged in her complaint. Litigation, including written discovery, the exchange of documents, and conduct of a series of depositions is ongoing. The Company continues to vigorously defend this lawsuit.

(C)  Advanced Custom Computer Solutions, Inc., Wayne W. Surman and Charlotte
     -----------------------------------------------------------------------
     Surman v. Fisher Business Systems, Inc., HALIS, Inc., Larry Fisher,
     -------------------------------------------------------------------
     Paul W. Harrison and Nathan I. Lipson, Fulton State Court Civil Action
     -------------------------------------
     File No. 97VS0123082.

     In February 1997, Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman sued the Company alleging, among other things, breach of contract in connection with the termination by the Company of a merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company, and that the Company, or individuals related to it, tortiously interfered with the business relationships of ACCS, and fraudulently induced ACCS management
to permit Company management to take over and "systematically   destroy" the
ongoing business of ACCS. The Surmans are the principals of ACCS and claim personal damages against the Company on certain of the claims, and claim a right to at least 150,000 shares of the Company's common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of HALIS stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surman's further claim that the Company fraudulently induced them to solicit investors for the Company (the "Investor Solicitation Claim"). The complaint sought damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The case has not yet been docketed in the Court of Appeals.

     There can be no assurance, however, that the Company will be successful in its appeal, or defense of the plaintiff's appeal, or that the final resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     On October 30, 1992, the Company's Common Stock ceased quotation on the NASDAQ Small Cap Market. Price information on the Company's Common Stock is now available on the OTC Bulletin Board. The trading symbol for the Common Stock is "HLIS."

     As of March 31, 1999, there were approximately 371 holders of record of the Company's Common Stock; however, the Company believes that there are more than 371 beneficial owners of its Common Stock.

     The following table sets for the high and the low closing bid price of the Company's Common Stock on the OTC Bulletin Board, as reported by Bloomberg Reports for the periods indicated:

                                        1997                                    1998
                               High               Low                High                 Low
                              -------           --------           --------             -------
     Fourth Quarter            $1.97              $0.44              $0.23                $0.21
     Third Quarter              2.31              $1.94              $0.58                $0.56
     Second Quarter             2.56              $1.38              $0.37                $0.35
     First Quarter              2.25              $1.38              $0.72                $0.69

         The quotations given in the above table reflect inter-dealer prices, without retail mark-up, mark down or commission, and may not represent actual transactions. The Company has not paid any dividends and does not expect to do so in the foreseeable future. Although the payment of dividends rests with the discretion of the Board of Directors, the Company intends to employ its earnings, if any, to finance its ongoing operations and to further develop its business.

RECENT SALES OF SECURITIES

     During January 1998 the Company received additional funds from the sale of 4% Convertible Debentures and certain warrants pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended. The debentures and warrants were issued to non-U.S. Persons with the assistance of GEM Advisors, Inc. acting as a placement agent. The debentures were convertible into the Company's Common Stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bid price average for the 10 trading days preceding the day prior to the conversion date). The Company also issued the debenture holders 100,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the debentures was $100,000 in cash less certain expenses, including 9% of the aggregate proceeds to GEM Advisors, Inc., and were used for the Company's working capital needs.

     In the first quarter of fiscal 1998, the holders of all of the $300,000 of the 4% Convertible Debentures ($200,000 was received in December 1997, $100,000 was received in January 1998) elected to convert their investment into the Company's Common Stock. As a result, the Company issued an aggregate of 1,267,497 shares of Common Stock in full satisfaction of principal and accrued interest owed to the holders.

     In response to the decline in price of the Company's Common Stock, the Company offered the holders of $500,000 of the Company's 7% Convertible Promissory Notes due January 15, 1998 (which was the amount of these notes remaining outstanding), 125,000 additional shares of Common Stock to encourage them to execute their conversion option prior to January 15, 1998. Holders of $210,000 of the Notes accepted the offer as of January 15, 1998, resulting in the Company issuing 52,500 additional shares of Common Stock. The additional shares had the effect of increasing the ratio of shares issued to debt retired from 1:1 to 1.25:1. On January 15, 1998, the maturity date of the Notes, $190,000 was retired and $100,000 was converted into newly issued 10% Convertible Notes. As an equitable adjustment believed by the Board of Directors to be in the Company's best interest and for fair consideration in light of all the facts and circumstances, the holders of $1,006,000 of the Notes that had exercised their conversion option on or before September 30, 1997 were issued 251,500 additional shares on January 20, 1998.

     On January 15, 1998 the Company also issued 358,000 additional shares of Common Stock to purchasers who had previously purchased Common Stock in a private placement completed in September 1997. These shares were issued in exchange for a waiver of rescission rights and as an equitable adjustment to such private placement based on careful consideration by the Company's Board of Directors of all the facts and circumstances.

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

     Through a private placement of 6% Convertible Debentures during 1998, the Company raised $1,530,200. The holders of the 6% Convertible Debentures elected to convert their investment into the Company's Common Stock immediately, and the Company issued an aggregate of 10,515,311 shares of Common Stock in full satisfaction of principal and accrued interest owed to
such holders.   The funds raised in this private placement were utilized for the working capital needs of the Company.

     On September 1, 1998 Paul Harrison, the Chairman, President and CEO of the Company, exercised 500,000 stock options resulting in $65,000 being received by the Company. On November 19, 1998, Mr. Harrison exercised an additional 384,615 stock options resulting in an additional $50,000 being received by the Company. On December 22, 1998, Mr. Harrison exercised an additional 115,385 stock options resulting in an additional $15,000 being received by the Company. All of the stock options were exercised at a price of $0.13 per share.

     In January 1997, the Company completed a private placement of 336,000 shares of Common Stock and 112,000 warrants, resulting in net proceeds to the Company of approximately $400,000. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, enhance its software products, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

     In May 1997, the Company completed a private placement of 1,148,333 shares of Common stock and 497,609 warrants, resulting in net proceeds to the Company of approximately $1.6 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

     In September 1997, the Company completed a private placement of 1,779,000 shares of Common Stock and 194,659 warrants, resulting in net proceeds to the Company of approximately $1.9 million. The net proceeds of the offering were utilized by the Company to expand its sales and marketing efforts, support the growth of its administrative infrastructure, fund expenses related to the acquisition of selected healthcare software, service and system integration companies, and for general corporate purposes.

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

     During December 1997 the Company received funds from the sale of 4% Convertible Debentures and certain warrants. The debentures and warrants were issued to non-U.S. Persons with assistance of GEM Advisors, Inc. acting as a placement agent pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended. The Debentures are convertible into the Company's common stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bill price average for a 10 day period). The Company also issued 250,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the Debentures was $200,000 in cash less certain expenses, including payments of $2,500 in fees to the escrow agent and 9% of the aggregate proceeds to GEM Advisors, Inc. as compensation for its services.

     Except as otherwise set forth above, the issuance of securities described above were made in reliance on the exemption from registration provided by Section 3(b) and/or 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. All of the securities were acquired by the recipients thereof for investment and with no view toward the resale or distribution thereof. In each instance, the offers and sales were made without any public solicitation, the certificates bear restrictive legends and appropriate stop transfer instructions have been or will be given to the transfer agent. Except as described above, no underwriter was involved in the transaction and no commissions were paid.

     The Company will require additional capital or other financing to finance its operations and continued growth. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements of the Company and subsidiaries contained elsewhere herein.

     On June 30, 1998, the Company disposed of its PRN subsidiary in a merger transaction with AES. Accordingly, results of operations for PRN were included in fiscal year 1998 through June 30, 1998 only. Due to a dispute with AES regarding the amount of consideration to be paid by AES to the Company in the transaction, and any gain or loss recognized on the transaction was deferred until the fourth quarter of 1998 when the dispute was resolved. AES is still obligated to deliver 500,000 shares of the Company's common stock to the Company as the final payment for the transaction.

     On October 1, 1998, the Company disposed of all of the assets and business known as the Homa Practice. Accordingly, results of operations for the Homa Practice were included in fiscal year 1998 through September 30, 1998 only.

     During January 1997, the Company effected three merger agreements with companies that have been accounted for as purchases under APB 16 by the Company. As a result of the acquisitions of The Compass Group, Inc.
Software Manufacturing Group, Inc. ("SMG"), and American Administrative Services, Inc. and Third Party Administrators, Inc. the results of operations for these three acquired companies are included in the Company's consolidated financial statements in fiscal year 1997 from their dates of acquisition (January 10, 24, and 31, respectively) through the period end of December 31, 1997 (SMG is included through the effective date of its disposition, December 1, 1997. See "Recent Dispositions").

     The Company acquired TG Marketing Systems, Inc. ("TGM") on May 2, 1997 through the issuance of 2,388,060 shares of its common stock. The results of operations for TGM are included in the Company's Consolidated financial statements from the acquisition date through the period end of December 31, 1997 (TGM was sold effective December 31, 1997 See - "Item 1. Business - Recent Dispositions"). The Company acquired Physician's Resource Network, Inc. ("PRN") on July 7, 1997 through the issuance of 3,733,333 shares of its common stock and PhySource Ltd. ("PhySource") on July 31, 1997 through the issuance of 2,632,611 shares of its common stock. The results of operations for PRN and PhySource are included in the Company's consolidated financial statements for fiscal year 1997 from their acquisition dates through the period end of December 31, 1997. It is the opinion of management that these transactions qualify as tax-free reorganizations within the meaning of
Section 368(a) of the Internal Revenue Code of 1986.

FINANCIAL CONDITION

     COMPARISON OF 1998 VERSES 1997
     ------------------------------

     Total assets decreased $3,184,094 during the year ended December 31, 1998 due primarily to the dispositions of PRN and the Homa Practice. The dispositions resulted in the decrease of total assets of $1,505,963 and $411,801, respectively. Additionally, the Company has written off certain other assets including $224,312 of goodwill related to the Company's consulting business, $125,289 of other intangible assets, and recorded $561,474 of depreciation and amortization, exclusive of PRN. The investment in HealthWatch was written down to fair market value of $36,158 from $125,000, a decrease of $88,542, and is recorded as an unrealized loss on investments in the stockholder' deficit section of the balance sheet. Other components of the net decrease are increases in accounts receivable of $160,903, $78,673 of which is related to the sale of the HES system, deposits of $54,470, customer claims and premium funds at ABAS of $586,629, and purchases of property and equipment of $93,224. Other decreases consist of cash of $1,108,326 which was used for general working capital and operations.

     Total liabilities decreased by $290,187 primarily due to decreases related to the dispositions of PRN and the Homa Practice of $386,984 and $55,118, respectively. An increase in liabilities consisted of $278,725 in deferred revenue related to sales of the HES system, $427,047 in customer deposits at ABAS due to increased volume of new business, and $201,700 and $294,651 in payroll and sales taxes payable and other current liabilities, respectively. Other decreases are composed of $490,000 of conversions of debt to equity, $53,000 in net payments on related party loans, $97,822 in repayment of notes payable, and $259,924 in accounts payable and accrued expenses.


     COMPARISON OF 1997 VERSES 1996
     ------------------------------

     Total assets increased $5,786,877 or 508% during the year ended December 31, 1997, due primarily to the six acquisitions described above, and is reflected in the majority of the Balance Sheet categories

     Total liabilities increased $977,829 primarily due to the six acquisitions. This increase is offset by the conversion into equity of $1,216,000 of the Company's 7% Convertible Promissory Notes outstanding at December 31, 1996. At December 31, 1997, the Company had a working capital deficit of $1,763,792. The Company's current liabilities include accounts payable and accrued expenses of $1,869,056, including $376,520 payable as a result of one of the dispositions, and payroll and sales tax payable of $272,634. Payroll and sales taxes payable at December 31, 1997, consisted primarily of sales and use taxes for the State of Georgia. The Company has negotiated an agreement with the Georgia Department of Revenue, which provides for regular monthly payments of $10,000 for 21 months. The Company is presently in default under the agreement but has not received any demand related thereto.

     As a result of numerous factors, including but not limited to, the Company's working capital deficit, and because the Company has sustained losses from operations since inception, the Company's independent public accountants have included a paragraph in their audit report accompanying the Company's financial statements for fiscal years 1998 and 1997 regarding the significant doubt about the Company's ability to continue as a going concern. Until such time as the Company's healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of the Company, operations will be financed, in large part, from outside sources. See "- Liquidity and Capital Resources."


RESULTS OF OPERATIONS

     COMPARISON OF 1998 VERSES 1997
     ------------------------------

     Revenues which consist of system sales and services, decreased 27% from $10,134,586 for the year ended December 31, 1997 ("fiscal 1997") to $7,630,370 for the year ended December 31, 1998. ("fiscal 1998"), primarily due to the dispositions of PRN and the Homa Practice effective July 1, 1998 and October 1, 1998, respectively. Revenues on a historical basis for the continuing businesses consisting of the Company's consulting business, ABAS, HES and corporate increased 51% from $3,616,996 for fiscal 1997 to $5,474,756 for fiscal 1998. The increase is the result of increased market acceptance of the HES system and increased service revenues at Halis consulting and ABAS.

     Cost of goods sold increased 24% from $1,889,858 for fiscal 1997 to $2,335,237 for fiscal 1998 primarily due a 139% increase in revenues from the Halis consulting business.

     Selling, general, and administrative expenses decreased 37% from $11,855,637 for fiscal 1997 to $7,468,686 to fiscal 1998 primarily due to the dispositions PRN and the Homa Practice and a reduction of corporate overhead. The Company's restructuring program has reduced fixed corporate overhead by 21%, approximately $670,000 from fiscal 1997 to fiscal 1998

     Amortization and depreciation decreased $1,689,293 (65%) from $2,600,664 for fiscal 1997 to $911,371 for fiscal 1998 primarily due to the write down of unamortized goodwill of PhySource, PRN and Compass during fiscal 1997, the dispositions of SMG and TGM during fiscal 1997, the additional write down of unamortized goodwill of Compass during fiscal 1998, and the dispositions of PRN and the Homa Practice during fiscal 1998.

     Due to the anticipated reduction of revenues generated from the Halis consulting business during fiscal 1999 and in the future, the Company has written off $224,312 of unamortized goodwill from the Compass acquisition.

     The Company reported losses on sale of businesses of $5,395,053 for fiscal 1997 and gains on the sale of businesses of $926,017 for fiscal 1998. The losses for fiscal 1997 were the result of goodwill related to the 1997 acquisitions that were acquired primarily with Company stock. Due the write down of unamortized goodwill on PhySource, PRN and Compass during the fourth quarter of 1997, the carrying value of the investments were stated at net realizable value. The dispositions of PRN and the Homa Practice during 1998 resulted in gains due to their carrying value being written down during fiscal 1997.Of the $926,017 gain on sale of subsidiaries for fiscal 1998, $907,696 was due to the PRN disposition.

     Interest expense decreased by $33,395 (36%) from $93,736 for fiscal 1997 to $60,341 for fiscal 1998 primarily due to the conversion of promissory notes to equity and the reduction of bank notes payable by $97,822.

     The Company reported other expense of $181,944 for fiscal 1997. Other income of $44,411 for fiscal 1998 related to rental income due the subleasing of office space at the ABAS subsidiary.

     Primarily due to the dispositions of PRN and the Homa Practice, the restructuring program that reduced fixed overhead, fiscal 1997 write downs of unamortized goodwill, and increased profitability and demand in the Halis consulting business and the HES system, respectively, the Company was able to reduce its net loss from $20,502,424 or $.57 per share for fiscal 1997 to $3,148,799 or $0.06 per share for fiscal 1998. The net loss was reduced from fiscal 1997 to fiscal 1998 by 84%

     The Company will continue to focus on the sale of the HES software, primarily to larger customers with 100 or more users. As a result of the restructuring during 1998, the Company has improved its financial condition and is poised to take advantage of the market acceptance of the HES product that is anticipated to take place during 1999.


     COMPARISON OF 1997 VERSES 1996
     ------------------------------

     Revenues, which consist of system sales and services, increased
426% from $1,925,412 for the year ended December 31, 1996 ("fiscal 1996") to $10,134,586 for the year ended December 31, 1997 ("fiscal 1997"), primarily due to revenues derived from the six acquired companies (Compass, SMG, ABAS/TPA, TGM, PRN and PhySource) from their respective acquisition dates through the period end of December 31, 1997 or the disposition date of December 1, 1997 for SMG. On a proforma basis including only Compass, ABAS, PRN, and PhySource as if these acquisitions had occurred on January 1, 1997, the Company's revenues would have been $9,475,416 compared to $1,925,412 for the twelve months ended December 31, 1996 or an increase of 392%.

     Selling, general and administrative expenses increased 722% from $1,441,572 in fiscal 1996 to $11,855,637 in fiscal 1997. This increase reflects the expenses of the acquisitions and increased overhead costs. The Company has implemented a restructuring program to reduce its fixed costs and move the Company towards profitability. As a part of this program, the Company consolidated its three Atlanta offices into a single location March 1, 1998. See -"Item 2. Property."

     Other expenses in fiscal 1997 include interest expense of $93,736 related primarily to the Company's convertible promissory notes.

     Due to the continued significant operating losses at several subsidiaries, the Company reviewed the recoverability of goodwill. This analysis was based upon a review of estimated cash flows from these businesses. The Company determined that: (i) the unamortized goodwill from the PhySource acquisition $2,925,044 was not recoverable and should be written off, (ii) the goodwill from the PRN acquisition should be reduced by $3,924,741 to $1,396,311, and (iii) the goodwill from Compass acquisition should be reduced by $942,560 to $383,302.

     Primarily as a result of selling, general and administrative and other expenses during the year (both in absolute terms and as a percentage of revenue), the write down of goodwill, and a $5.4 million loss on the sale of assets the Company incurred a net loss of $20,502,424 or $.57 per share for fiscal 1997. This compares to a net loss of $1,989,696 or $0.12 for fiscal 1996.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     During fiscal 1998, HALIS experienced a severe cash drain as a result of lower than anticipated revenues from certain acquired companies and increased overhead costs. This caused management to re-evaluate the focus of HALIS' business. The Company is focusing its efforts on the sale of the Healthcare Enterprise System software, which the Company believes will continue to gain market acceptance. In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure.

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

     The Company raised approximately $1,530,200 during 1998 primarily in the form of 6% Convertible Debentures. The holders of these debentures converted their investment into 10,515,311 shares of the Company's common stock.

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


     COMPARISON OF 1998 VERSES 1997
     ------------------------------

     During fiscal 1998, the Company recorded a net loss of $3,244,994. The net loss stemmed primarily from the residual increased overhead associated with the Company's acquisition strategy during 1997. During the fourth quarter of 1998, the Company had Earnings Before Interest Depreciation and Amortization of approximately $240,000. This was primarily due to implementation of the HES and cost cutting steps put into place during the third quarter. The Company's operating activities used $2,758,714 in cash during fiscal 1998, a decrease of $2,050,671 (43%) from $4,809,385 during fiscal 1997. The decrease is primarily due to the dispositions of PRN and the Homa Practice and the restructuring program that reduced fixed overhead.

     Investing activities provided $329,965 during fiscal 1998, a decrease of $1,198,251 (78%) from $1,528,216 for fiscal 1997. The decrease is primarily due to less cash being received for the dispositions of subsidiaries during fiscal 1998 and the reduction of purchases of property and equipment.

     Financing activities provided $1,320,423 during fiscal 1998, a decrease of $2,401,566 (65%) from $3,721,989 for fiscal 1997. The decrease in primarily due to the reduction of capital raising activities during 1998. The Company began 1998 with $1,160,809 in the bank, and combined with a net $1,570,199 of capital raised and $400,000 received from the sale of the Homa Practice was sufficient to fund the net loss of $3,244,994.

     The Company estimates that it incurred positive cash flow from operations of approximately $10,000 during the first quarter of 1999. During 1998, the Company had approximately $230,000 per month in cash used by operations. The significant improvement is primarily due to; (1) the positive effects of the 1998 restructuring that were completed during the fourth quarter of fiscal 1998 and (2) the business collaboration agreement with HealthWatch that allowed the Company to cost share fixed expenses including salaries and rent.

     COMPARISON OF 1997 VERSES 1996
     ------------------------------

     During fiscal 1997, the Company recorded a net loss of $20,502,424.
The net loss stemmed primarily from the sales of businesses, the write down of goodwill, amortization of goodwill from the acquisitions, and increased overhead costs to support the acquisitions and develop the HES product. The Company's operating activities used $4,181,346 in cash, primarily due to increased overhead expenses and disappointing revenues. During fiscal 1997, investing activities used $584,412 in cash primarily for the purchase of equipment.

     Financing activities during fiscal 1997 provided $5,557,253, primarily the result of $3,990,348 in proceeds from private placements and $1,845,465 in proceeds from the sale of businesses in the fourth quarter.


ITEM 7.   FINANCIAL STATEMENTS.

     The following financial statements and report of the Company's independent auditors are attached at the end of this report:

     Report of Independent Public Accountants - Tauber & Balser, P.C.

     Consolidated Balance Sheet - December 31, 1998

     Consolidated Statements of Operations For The Years Ended December 31, 1998 and December 31, 1997

     Consolidated Statements of Cash Flows For The Years Ended December 31, 1998 and December 31, 1997

     Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended December 31, 1998 and December 31, 1997

     Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 1, 1999, the Company dismissed its independent auditors, Arthur Anderson, LLP and on the same date authorized the engagement of Tauber & Balser, P.C. as its independent auditors for the fiscal year ended December 31, 1998. Tauber & Balser, P.C. was formally engaged by the Company on February 1, 1999 to audit the Company's financial statements for the fiscal year ended December 31, 1997 and reissue the Company's 1997 report previously issued by Arthur Andersen. Each of these actions was approved by the Board of Directors of the Company.

     Arthur Andersen LLP audited the financial statements for the Company for the fiscal year ended December 31, 1997. The report of Arthur Andersen LLP on the financial statements of the Company for the fiscal year ended December 31, 1997 contained an additional paragraph which emphasized that there was substantial doubt about the ability of the Company to continue as a going concern. Except as set forth in the preceding sentence, the report of Arthur Andersen LLP did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

     Except as described herein, in connection with the audit of the fiscal year ended December 31, 1997 and for the unaudited interim period through February 1, 1999, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of the disagreement in its report.

     Further, during the fiscal year ended December 31, 1997 and the unaudited interim period through February 1, 1999, neither the Company or any of its representatives sought the advice of Tauber & Balser, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

     In connection with the audit of the fiscal year ended December 31, 1997 Arthur Andersen LLP did not advise the Company that (i) the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) that information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (iii) that there existed a need to expand significantly the scope of its audit, or that information had come to the attention of Arthur Andersen LLP during the fiscal periods, that if further investigated may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements), or (b) cause Arthur Andersen
LLP to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to the dismissal of Arthur Andersen LLP did not so expand the scope of its audit or conduct such further investigation; or (iv) that information had come to the attention of Arthur Andersen LLP that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements, or (b) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the satisfaction of Arthur Andersen LLP, would prevent it from rendering an unqualified audit report on those financial statements), and due to the dismissal of Arthur Andersen LLP, the issue has not been resolved to the satisfaction of Arthur Andersen LLP prior to its dismissal.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are as follows:


       Name                 Age   Position with the Company
       ----                 ---   -------------------------

Paul W.  Harrison           44    Chairman of the Board, President
                                  and Chief Executive Officer

Brian L. Schleicher         40    Vice President, Secretary and
                                  Chief Administrative Officer

Larry Fisher                55    Director

Dr. Joel R. Greenspan       51    Director

     PAUL W. HARRISON, age 44, has served as Chairman of the Board and Chief Executive Officer of the Company since November 1996. Mr. Harrison was elected President of the Company in June 1997. Mr. Harrison has extensive experience in the United States and internationally managing information technology companies and consulting projects. He is also the Chairman of HealthWatch, Inc. (Nasdaq: HEAL) ("HealthWatch") since November 1997 and the President and CEO since June 1998. Mr. Harrison was also the founder and a significant owner in Paul Harrison Enterprises, Inc., an information technology management company that was acquired by HealthWatch in October 1998. Previously, Mr. Harrison was the President and Managing Member of AUBIS, LLC from February 1995 to December 1997, which owned two information systems companies that were merged into the Company in November 1996. Mr. Harrison also founded Halis Software, Inc. the initial creator of the early version of the HES, which was acquired by the Company in November 1996. Mr. Harrison was an executive with and an advisor to HBO & Company, a leading healthcare information systems company from June 1993 until December 1994. Prior to joining HBOC, Mr. Harrison was the President and CEO of BIVEN, Inc. from April 1991 to June 1993, a company that he founded and sold to HBOC in June 1993.

     BRIAN L. SCHLEICHER, age 40, was elected Vice President, Secretary and Chief Administrative Officer of the Company on February 1, 1999. Mr. Schleicher is also a founding partner in the Atlanta law firm Robinson, Rappaport, Jampol, Aussenberg & Schleicher, LLP, and has acted as General Counsel to the Company since September 1998. From February 1995 to September 1998, Mr. Schleicher was a partner with the Atlanta law firm of Kilpatrick Stockton LLP ("KS"), and was an associate with KS form March 1990 to January 1995. Mr. Schleicher's specialties include corporate law, mergers and acquisitions, and securities law, with an emphasis on high technology and software development companies. Mr. Schleicher has also acted as counsel to Paul W. Harrison and his related companies and affiliates over the years, and is the Chief Financial Officer and Chief Administrative Officer, and General Counsel for HealthWatch, Inc.

     LARRY FISHER, age 55, has served as Executive Vice President of the Company since June 1997. Mr. Fisher was the founder of Fisher Business Systems, Inc. ("Fisher"), the predecessor of HALIS, Inc., and served as a director since its organization in 1979. Mr. Fisher subsequently served as President, Chief Executive Officer and Treasurer of Fisher from 1979 to 1992, and as Chairman of the Board, from December 1992 to November 1996. From November 1996 to June 1997, Mr. Fisher served as the President of HALIS, Inc. Mr. Fisher also serves as a director of HealthWatch, Inc. Prior to 1979, Mr. Fisher was employed by IBM for 11 years in several executive sales and marketing positions. In his last such position, Mr. Fisher was responsible for creating, implementing and monitoring national marketing programs for the retail and hospitality industries.

     DR. JOEL GREENSPAN, age 51, was elected as a director of the Company on February 1, 1999 to fill a vacancy on the Board. Dr. Greenspan is recently retired from the Centers for Disease Control after 23 years with the organization, where he held the positions of Assistant Director for Planning, Communications, and External Relations and Chief, Surveillance and Information Systems, both for the Division of Sexually Transmitted Diseases Prevention.

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

     In September 1998, the Company retained the services of Robinson, Rappaport, Jampol, Aussenberg & Schleicher, LLP, to act as its attorneys, and in particular the services of Brian L. Schleicher who has been elected the Company's Vice President, Chief Administrative Officer and Secretary. Mr. Schleicher is also the chief financial officer and chief administrative officer of HealthWatch. Additionally, in September 1998, the Company retained the services of Harshman & Phillips, P.C., to provide supervision of the Company's accounting and finance functions, and in particular the services of Bruce A. Phillips who has been acting as the Company's principal financial and accounting officer. Because of the affiliation between the two companies, Mr. Harrison, Mr. Schleicher and Mr. Phillips each provide services to both HALIS and HealthWatch.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except as follows: Paul W. Harrison failed to file on a timely basis two reports relating to a total of two transactions associated with the exercise of stock options. The reports were late 30 and 60 days respectively. PHE failed to file on a timely basis one report relating to a total of one transaction; Charles Broes failed to file on a timely basis one report relating to a total of one transaction relating to AES' disposition of the Company's stock in the PRN transaction. "See Item 1 - Recent Dispositions."

     Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has a policy requiring all Section 16 reporting persons to report monthly to the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.


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

                                                          SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                       --------------------                        -----------------------

      NAME AND                         FISCAL                                  OTHER ANNUAL         STOCK
 PRINCIPAL POSITION                     YEAR        SALARY         BONUS       COMPENSATION        OPTIONS
-----------------------------------------------------------------------------------------------------------------
Paul W. Harrison                        1998       $280,000 <F1>    $  -0-         <F5>           1,650,000
  Chairman of the Board and             1997       $200,000         $  -0-         <F5>           2,700,000 <F6>
  Chief Executive Officer               1996       $ 33,000 <F2>    $8,000                        4,750,000 <F7>

Brian L. Schleicher                     1998           --             --            --                 --
   Vice President and Chief             1997           --             --            --                 --
   Administrative Officer and           1996           --             --            --                 --
   Secretary (F4>

Larry Fisher                            1998       $175,000 <F3>    $  -0-         <F5>             650,000
   Former Executive Vice                1997       $175,000         $  -0-         <F5>             800,000 <F8>
   President                            1996       $182,882         $5,000         <F5>           2,650,000 <F9>

[FN]
<F1>  Mr. Harrison's employment contract provides for a base salary of
      $280,000 for fiscal year 1998, however, only $25,000 has been paid to Mr. Harrison as of year-end, with the balance of $255,000 being deferred. On February 1, 1999, Mr. Harrison agreed to accept 1,500,000 shares of common stock of the Company in lieu of his 1998 base salary that was deferred. The shares of stock had a market value, based upon the close of trading on January 29, 1999, of $210,000 (calculated at $0.14 per share). Mr. Harrison agreed to waive the remaining $45,000 of deferred compensation owed to him for his fiscal 1998 base salary.
<F2>  Mr. Harrison joined the Company on November 19, 1996 upon consummation of the acquisitions of AHS, ASI and HSI. Accordingly the salary noted represents cash compensation for 1996 for the period from November 19, 1996 to December 31, 1996.
<F3>  Mr. Fisher's employment was terminated by mutual agreement effective as of December 31, 1998. As part of the Separation Agreement, the Company acknowledged that Mr. Fisher received only $65,338 of his fiscal 1998 base salary as of year-end, and deferred the balance of $109,662.
<F4>  Mr. Schleicher was officially elected an officer of the Company on February 1, 1999.
<F5>  The Company pays for an automobile allowance for Messrs. Harrison and Fisher, as well as certain other perquisites. The aggregate amounts of these benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during the past fiscal year for the Named Executive Officers.
<F6>  These options were revised on January 8, 1998 to 1,809,000 options with a corresponding reduction in exercise price to $0.70 per share from $2.12 per share.
<F7>  Of this amount, options to purchase 3,000,000 shares of Common
      Stock were subsequently terminated without being exercised. This amount also includes options to purchase 1,400,000 shares of Common Stock granted to Mr. Harrison prior to his employment with the Company. See "- Stock Options."
<F8>  These options were revised on January 8, 1998 to 536,000 options with a corresponding reduction in exercise price to $0.70 per share from $2.12 per share.
<F9>  Of this amount, options to purchase 2,600,000 options were subsequently terminated without being exercised.


DIRECTOR'S FEES

     The Company does not presently pay any fees to directors but does reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance of meetings of the Board of Directors.


EMPLOYMENT AGREEMENTS

     Effective November 18, 1996, the Company entered into an Employment Agreement with Paul W. Harrison, pursuant to which Mr. Harrison serves as Chairman of the Board and Chief Executive Officer of the Company. The Employment Agreement is for a term of three years, expiring on December 31, 1999, and provides for an annual base salary of $200,000 (to be increased upon the attainment of certain annual revenue targets) plus incentive bonus payments. As a result of achieving the targets in his employment agreement, Mr. Harrison's base salary was increased to $280,000 commencing January 1, 1998. In addition, the Employment Agreement provides for Mr. Harrison to receive options to purchase shares of Common Stock of the Company in the discretion of the Board of Directors. The Employment Agreement provides for certain severance payments to be paid to Mr. Harrison in the event of a change in control of the Company or a significant change in Mr. Harrison's operational duties. In the event of a change in control, Mr. Harrison will be entitled to terminate his employment with the Company and to receive three times the sum of his annual base salary and the cost for one year of all additional benefits provided to Mr. Harrison under the Employment Agreement. In addition, in the event Mr. Harrison terminates his employment under certain stated conditions or is terminated by the Company without cause, he will receive the greater of one year's annual base salary or an amount equal to the base salary which would otherwise be payable to Mr. Harrison for the remaining term of his Employment Agreement. Any such severance payment may, at the option of the Company, be paid to Mr. Harrison in equal monthly installments or in a lump sum at a discounted present value. The Employment Agreement contains non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

     During fiscal year 1998, due to the cash needs of the Company, the Company and Mr. Harrison agreed to the deferral of the majority of Mr. Harrison's 1998 base salary. As a result, Mr. Harrison received only $25,000 of his base salary during fiscal year 1998. On January 31, 1999, Mr. Harrison and the Company agreed to the satisfaction of the $255,000 of base salary owed to him by the issuance to him of 1,500,000 shares of the Company's common stock (the fair market value of which was $210,000) and the waiver by him of $45,000 of base salary.

     Effective November 18, 1996, the Company also entered into an Employment Agreement with Larry Fisher, pursuant to which Mr. Fisher served as President and Chief Operating Officer of the Company. The Employment Agreement was for a term of three years, expiring on December 31, 1999, and provided for an annual base salary of $175,000 (to be increased upon the attainment of certain annual revenue targets) plus incentive bonus payments. In addition, the Employment Agreement provides for Mr. Fisher to receive options to purchase shares of Common Stock of the Company in the discretion of the Board of Directors. The Employment Agreement provided for certain severance payments to be paid to Mr. Fisher in the event of a change in control of the Company or a significant change in Mr. Fisher's operational duties. In the event of a change in control, Mr. Fisher will be entitled to terminate his employment with the Company and to receive two times his annual base salary plus twice the cost for one year of all additional benefits provided to Mr. Fisher under the Employment Agreement. In addition, in the event Mr. Fisher terminates his employment under certain stated conditions or is terminated by the Company without cause, he will receive the greater of one year's annual base salary or an amount equal to the base salary which would otherwise be payable to Mr. Fisher for the remaining term of his Employment Agreement. Any such severance payments may, at the option of the Company, be paid to Mr. Fisher in equal monthly installments or in a lump sum at a discounted present value. The Employment Agreement contains non-compete and non-solicitation provisions, effective through the actual date of termination of the Employment Agreement and for a period of two years thereafter.

     During fiscal year 1998, due to the cash needs of the Company, the Company and Mr. Fisher agreed to the deferral of $109,662 of Mr. Fisher's 1998 base salary. On January 31, 1999, the Company and Mr. Fisher agreed to the mutual termination of his employment agreement effective as of December 31, 1998. Pursuant to a Separation and Settlement Agreement entered with Mr. Fisher, the Company agreed to pay Mr. Fisher $25,000, issue him 300,000 fully vested non-statutory stock options, exercisable at a price of $0.13125 per share, to pay the amount of the FY 1998 deferred base salary at $5,000 per month commencing February 1999, and to continue to pay Mr. Fisher's medical premiums and other employee benefits through the end of the original term of the employment agreement.

STOCK OPTIONS

     On November 18, 1996, the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan") for employees who are contributing significantly to the business of the Company or its subsidiaries as determined by the Company's Board of Directors or the committee administering the Plan. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 8,000,000 shares of Common Stock at the discretion of the Board of Directors of The Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or
(2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four years.

     In consideration of services rendered by Paul Harrison to the Company in anticipation of the consummation of the mergers with AHS, ASI and HSI, the Company on June 7, 1996 granted to Mr. Harrison an option to purchase 1,400,000 shares of Common Stock, which options became exercisable upon consummation of the HSI merger. The option terminates on June 7, 2006 and is exercisable at a price of $1.125 per share (which represents the fair market value of the Common Stock on the date of grant). During 1998, the exercise price was reduced to $0.13 per share (the market price at the date of reduction).

     On December 6, 1996, the Company granted options to purchase up to 3,350,000 shares of Common Stock to Mr. Harrison, and options to purchase up to 1,850,000 shares of Common Stock to Mr. Fisher, exercisable at a price of $2.00 per share. Of this amount, options to purchase 3,000,000 shares of Common Stock granted to Mr. Harrison, and options to purchase 1,800,000 shares of Common Stock granted to Mr. Fisher, were subsequently terminated during 1997 without being exercised. The remaining stock options granted to Messrs. Harrison and Fisher are exercisable immediately. In February 1998 options were granted to Mr. Harrison (1,000,000 at $0.25 per share) and Mr. Fisher (600,000 at $0.25 per share) in consideration of deferral of salary, and additional 650,000 and 350,000 as compensation, respectively. In August 1998, all of these options were repriced to $0.13 per share.

     As of March 31, 1999, options to purchase 10,468,280 shares of Common Stock of the Company were outstanding.

     The following table provides certain information concerning individual grants of stock options made during the fiscal year ended December 31, 1998 to the Named Executive Officers:


                                                  OPTION GRANTS IN LAST FISCAL YEAR
                                                           INDIVIDUAL GRANTS
                                                           ------------------

                                                        Percent of Total
        Name                Number of                   Options Granted to         Exercise or Base Price    Expiration
                         Options Granted <F1>        Employees in Fiscal Year           ($Per Share)             Date
---------------------------------------------------------------------------------------------------------------------------
 Paul W. Harrison           1,650,000                        32.1%                       $0.25               02/25/08
                            1,650,000 <F2>                   32.1%                       $0.13               02/25/08
                            1,400,000 <F2>                   27.2%                       $0.13               06/07/06
                              245,000 <F2><F3>                4.7%                       $0.13               12/06/06
                            1,809,000                        35.2%                       $0.13               06/05/07

 Larry Fisher                 950,000                        18.5%                       $0.25               02/25/08
                              650,000 <F2>                   12.6%                       $0.13               02/25/08
                               58,000 <F2>                    1.1%                       $0.13               12/12/02
                               42,000 <F2>                    0.8%                       $0.13               04/01/03
                              650,000                        12.6%                       $0.13               05/04/05
                               35,000                         0.7%                       $0.13               12/06/06
                              536,000 <F2><F7>               10.4%                       $0.13               06/05/07
________________

<F1> All options noted are immediately exercisable.
<F2> Represents repricing of options issued in previous years per approval of the Board on August 24, 1998.
<F3> A total of 350,000 options were originally issued at an exercise price of $2.00 each. Mr. Harrison accepted a reduction of these options on January 8, 1998 to 245,000 and an exercise price of $0.70 per share.
<F4> A total of 2,700,000 options were originally issued at an exercise price of $2.12 each. Mr. Harrison accepted a reduction of these options on January 8, 1998 to 1,809,000 and an exercise price of $0.70 per share.
<F5> A total of 950,000 options were originally issued at an exercise price of $2.12 each. Mr. Fisher voluntarily accepted a reduction of these options during fiscal year 1998 by 300,000 options.
<F6> A total of 50,000 options were originally issued at an exercise price of $2.00 each. Mr. Fisher accepted a reduction of these options on January 8, 1998 to 35,000 shares and an exercise price of $0.70 per share.
<F7> A total of 800,000 options were originally issued at an exercise price of $2.12 each. Mr. Fisher accepted a reduction of these options on January 8, 1998 to 536,000 shares and an exercise price of $0.70 per share.

     The following table provides certain information concerning the value of unexercised options held by the Named Executive Officers as of December 31, 1998.

      AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                                  Value of
                                                             Number of        Unexercised In-the
                                                            Unexercised        Money Options at
                    Shares Acquired                       Options at Year-         Year-End
                    on Exercise               Value       End Exercisable /      Exercisable /
 Name                                       Realized        Unexercisable      Unexercisable <F2>
---------------------------------------------------------------------------------------------------
 Paul W. Harrison   1,000,000 shs. <F1>     $130,000        4,104,000/ 0         $107,524 / $0


 Larry Fisher            --                  --             1,971,000/ 0          $51,640 / $0

________________________

<F1>  Mr. Harrison exercised 115,385 shares on December 29, 1998 but the shares were not issued until January 5, 1999.
<F2>  Dollar values calculated by determining the difference between the fair market value of the Company's Common Stock at December 31, 1998 ($0.1562) and the exercise price of such options.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Company Common Stock of the Company, as o March 31, 19998, by (i) those persons or entities known by management of the Company to own beneficially more than 5% of the Company Common Stock, (ii) each of the directors of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, the persons or entities listed below have sole voting and investment power with respect to the shares of the Company Common Stock shown as beneficially owned by them.

                                             SHARES OF
                                            COMMON STOCK
      NAME                                  BENEFICIALLY           PERCENT
OF BENEFICIAL OWNER                          OWNED<F1>            OF CLASS
-------------------                         -----------           --------
Paul W. Harrison                          16,358,504<F2>            29.6%

Larry Fisher                               2,366,500<F3>             4.3%

Dr. Joel Greenspan                             - 0 -                 n/a

Brian L. Schleicher                          300,000<F4>             *

Directors and executive officers
as a group (4 persons)                    19,025,004                34.4%

[FN]
* -  Less than one percent


<F1> "Beneficial Ownership" includes shares for which an individual directly or indirectly, has or shares voting or investment power or both and also includes options that are exercisable within sixty days of the date of this report. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934.
The percentages are based upon 55,229,989 shares, representing 48,854,989 shares outstanding as of March 31, 1999, plus 6,375,000 which is the number of shares subject to presently exercisable options or convertible securities held by the noted parties, as indicated in the following notes.

<F2> The amount reflected above includes (i) 4,104,000 shares subject to presently exercisable stock options, (ii) 10,763,655 shares owned by HealthWatch, Inc. which Mr. Harrison has the power to vote by virtue of his position as the President of such entity but of which Mr. Harrison disclaims beneficial ownership, and (iii) 1,490,849 shares owned by Mr. Harrison directly. Mr. Harrison's business address is 9040 Roswell Road, Suite 470, Atlanta, Georgia 30350.

<F3> Includes 1,971,000 shares subject to presently exercisable stock options. Mr. Fisher's business address is 9040 Roswell Road, Suite 470, Atlanta, Georgia 30350.

<F4> Includes 300,000 shares subject to presently exercisable stock options that were issued in fiscal year 1999. Mr. Schleicher's business address is 9040 Roswell Road, Suite 470, Atlanta, Georgia 30350.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


          The Company has a note receivable due from Philip Spicer, President of the ABAS Subsidiary and a shareholder of the Company, of $574,831 as of December 31, 1998. The note accrues interest at 5% per annum and is due October 31, 2001. The note may be repaid using HALIS common stock if certain conditions are met, including but not limited to, the Company's common stock achieving a traded market price of at least $3 per share for a specified period of time.

          At December 31, 1998 the Company is indebted to Paul Harrison on an unsecured non-interest bearing basis in the amount of $13,241.

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

     Paul W. Harrison, the Chairman, President and Chief Executive Officer of the Company, is also the Chairman, President and Chief Executive Officer of HealthWatch. Larry Fisher, is a director of the Company, and until December 31, 1998 the Executive Vice President of the Company, is also a director of HealthWatch. Brian L. Schleicher, the current Vice President, Chief Administrative Officer and Secretary of the Company, is also the Chief Financial Officer and Chief Administrative Officer for HealthWatch. Each of Messrs. Harrison, Fisher and Schleicher are also shareholders of both companies.

     From August 20, 1997 through September 22, 1997, the Company purchased an aggregate of 20,833 shares of HealthWatch Preferred Stock for $125,000. The HealthWatch Preferred Stock purchased by the Company was converted into 83,333 shares of HealthWatch Common Stock, representing approximately 2.7% of the total shares of HealthWatch common stock outstanding at December 31, 1998. The Company is not obligated and does not have the present intent to purchase additional shares of the capital stock of HealthWatch.

     The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1997 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. A second letter of intent was entered on July 14, 1998 (the "New LOI") whish superceded the Letter of Intent. Under the New LOI, the Company and HealthWatch again agreed to merge the two companies.

     Pursuant to the New LOI, HealthWatch agreed to loan the Company up to a total of $250,000 pursuant to a 6% debenture maturing in February 2000 (see
Exhibit 4.4). As of December 31, 1998, HealthWatch had advanced $100,000 to the Company under the debenture. Subsequently, the Company advanced an additional $57,740 to HALIS. On January 29, 1999 HealthWatch exercised its conversion rights in the debenture, and converted the outstanding amounts due to HealthWatch into 1,824,645 shares of the Company's common stock. HealthWatch now holds 10,763,655 shares of the Company's common stock (approximately 22%) and is the Company's single largest shareholder.

     Due to the market volatility of the two companies stock, and accounting issues that would be raised as a result of the merger that may have an adverse effect on HealthWatch, the companies agreed to delay the consummation of the merger. For the time being, the companies continue to operate under a business collaboration agreement between the parties, which allows HealthWatch to act as a reseller of the HES, and the parties agree to a cost sharing arrangement.

     No amounts were paid or accrued under the business collaboration agreement during 1998 or 1997. In January and February 1999, HealthWatch owed the Company $30,000 each month. Effective March 1, 1999 a number of employees of the Company were transferred to HealthWatch which will result in a redetermination of the cost allocation between the two companies which has not yet been completed for the month of March.

     On September 30, 1997 the then directors of the Company elected to convert their 7% convertible Promissory Notes to shares of the Company's common stock in accordance with the provisions of the notes. Shares were issued to the directors as follows:


Paul Harrison & affiliate                       90,000 shares
Larry Fisher                                    50,000 shares
Nathan Lipson                                   90,000 shares

     In response to the decline in price of the Company's common stock during 1997, the Company offered the remaining holders of the 7% convertible Promissory Notes additional shares of common stock to encourage them to execute their conversion option. The additional shares had the effect of increasing the ratio of shares issued to debt retired from 1:1 to 1.25:1. This same offer was extended to the holders of $1,006,000 of the 7%

Convertible Notes that had exercised their conversion option on September 30, 1997, including the directors of the Company. Consequently, on January 20, 1998 the directors received additional shares as follows:


Paul Harrison & affiliate                         22,500 shares
Larry Fisher                                      12,500 shares
Nathan Lipson                                     22,500 shares

     In addition, as of December 31, 1996, the Company owed $135,000 to Nathan Lipson, then a director of the Company. Those notes accured interest at rates ranging from 8.75% to 12.0% per year and were due on demand. On September 30, 1997 the Company converted the $129,188 of outstanding principal and accrued interest owed to Mr. Lipson into 129,188 shares of the Company's Common Stock.

     On November 18, 1996, the Company entered into a license to a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which was controlled by Paul Harrison, the Chairman and Chief Executive Officer of the Company. Mr. Harrison serves as the President of PHE and at the time beneficially owned approximately 40% of this company. PHE was acquired by HealthWatch, Inc. on October 2, 1998. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates to PHE (after the merger now known as MERAD Software, Inc.). In addition, the Company is obligated to pay MERAD Corporation, a 79% subsidiary of PHE (Paul Harrison owns the remaining 21% interest) a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc. The development agreement with MERAD Corporation ended June 30, 1998. During 1998 and 1997, $60,000 and $180,000, respectively, was paid to MERAD Corporation for specific enhancements and maintenance required by the Company to its software products. The Company owes MERAD Corporation $30,000 at December 31, 1998.

     As part of the license, HALIS Software agreed to continue developing MERAD and to be a beta site to test MERAD's capabilities and functionality. HSI agreed that any enhancements and modifications to MERAD became the sole and exclusive proprietary property of PHE, subject to HALIS Software's rights to use the same under its license. With the exception of certain licenses to use MERAD running in favor of the Company and its affiliates, PHE has exclusive ownership rights to MERAD.

     As a result of its acquisition of HALIS Software in November 1996, the Company assumed a software development and license agreement with OneTree Corporation, which was also controlled by Paul W. Harrison. Mr. Harrison served as a director and was an 80% shareholder of OneTree Corporation, which is now defunct. During 1998 and 1997, $0 and $75,223, respectively, was paid to OneTree Corporation pursuant to its development and license agreement. This agreement was terminated in April 1997 in a settlement agreement that required the Company to pay OneTree $59,473. This obligation was satisfied in September 1997 and is included in the aggregate number cited above.

                              PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.
          --------

     The following exhibits are filed with or incorporated by reference into this report.

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-2 (No. 333-45783) filed February 6,
               1998).
     3.2       Amended and Restated Bylaws (incorporated by reference to
               Exhibit 3.2 (No. 333-45783) filed February 6, 1998 of the Company's Registration Statement on Form S-2 (No. 333-34215) filed August 29, 1997)
     4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18, Reg. No. 33-14114-A, filed May 7, 1987, as amended ("Form S-18"))
     4.2 Form of 4% Convertible Debenture (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 13, 1998)
     4.3 Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated January 13, 1998)
     4.4 Form of 6% Convertible Debenture Subscription Agreement and Debenture (incorporated by reference to Exhibit 4.2 of the Company's Form 10QSB filed August 13, 1998)
     10.1 Employment Agreement dated November 18, 1996, as amended on January 3, 1997, by and between the Registrant HALIS and Paul W. Harrison (incorporated by reference to Exhibit
               10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
     10.2.1 Employment Agreement dated November 18, 1996, as amended on January 3, 1997, by and between the Registrant and Larry Fisher (incorporated by reference to Exhibit
               10.2 of the Company Annual Report on Form 10-KSB for the year ended December 31, 1996)
     10.2.2 Separation and Settlement Agreement entered as of January 31, 1999 by and between Registrant and Larry
               Fisher (filed herewith)
     10.3 Sublease dated January 10, 1997 by and between VeriFone, Inc. and the Registrant for lease of office space in Atlanta, Georgia (incorporated by reference to Exhibit
               10.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
     10.4 Warrant Agreement, dated November 19, 1996, by and between the Registrant and SunTrust Bank, Atlanta (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996)
     10.5 Form of Employee Trade Secret Agreement (incorporated by reference to Exhibit 10.19 of the Company's Form S-18)

     10.6      License Agreement, dated November 18, 1996, by and between
               Paul Harrison Enterprises, Inc. and the Registrant
               (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
               1996)
     10.7      Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on
               Form S-2 effective August 29, 1997)
     10.8 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of December 13, 1995 and amended and restated as of March 29, 1996 and as further amended
               on September 27, 1996, among Fisher Business Systems,
               Inc., AUBIS, L.L.C., AUBIS Hospitality Systems, Inc.,
               AUBIS Systems Integration, Inc., and certain persons and affiliates of AUBIS, L.L.C. (incorporated by reference from the Company's Current Report on Form 8-K dated
               November 19, 1996)
     10.9      Agreement and Plan of Merger and Reorganization, dated as
               of January 10, 1997, among HALIS, Inc. and The Compass
               Group, Inc., Compass Acquisition Co. and Debra B. York (incorporated by reference from the Company's Current
               Report on Form 8-K dated January 10, 1997)
     10.10     Agreement and Plan of Merger and Reorganization, dated as
               of January 24, 1997, among HALIS, Inc., SMG Acquisition
               Co., Software Manufacturing Group, Inc., and the
               shareholders of Software Manufacturing Group, Inc.
               (incorporated by reference from the Company's Current
               Report on Form 8-K dated January 24, 1997)
     10.11     Agreement and Plan of Merger and Reorganization, dated as
               of May 2, 1997, among HALIS, Inc., TG Marketing Systems,
               Inc., TG Marketing Systems Acquisition Co., and Joseph H.
               Neely (incorporated by reference from the Company's
               Current Report on Form 8-K dated May 2, 1997)
     10.12     Agreement and Plan of Merger and Reorganization, dated as
               of July 7, 1997, among HALIS, Inc., PRN Acquisition Co., Physicians Resource Network, Inc., and the sole shareholder of Physicians Resource Network, Inc.
               (incorporated by reference from the Company's Current
               Report on Form 8-K dated July 7, 1997)
     10.13     Agreement and Plan of Merger and Reorganization, dated as
               of July 31, 1997, among HALIS, Inc., PhySource Acquisition
               Co., PhySource Ltd., and the shareholders of PhySource
               Ltd. (incorporated by reference from the Company's Current
               Report on Form 8-K dated July 31, 1997)
     10.14     Agreement and Plan of Merger and Reorganization, dated as
               of January 31, 1997, among HALIS, Inc., ABAS/TPA
               Acquisition Co., American Benefit Administrative Services,
               Inc., Third Party Administrators, Inc., and the
               shareholders of American Benefit Administrative Services,
               Inc. and Third Party Administrators, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 1997)
     10.15     401(k) Plan of Registrant adopted January 1, 1991
               (incorporated by reference to Exhibit 10.16 to the
               Company's Annual Report on Form 10-K)
     10.16     Stock Purchase Agreement, dated as of March 29, 1996 and
               amended as of September 27, 1996, between Fisher Business Systems, Inc., HALIS, L.L.C., Paul W. Harrison and James
               Askew (incorporated by reference to Exhibit 2.2 to the
               Company's Current Report on Form 8-K dated November 19,
               1996)
     10.17.1   1996 Stock Option Plan of the Company (incorporated by
               reference to Exhibit 10.20 of the Company's Annual Report
               on Form 10-KSB for the year ended January 31, 1996)
     10.17.2 Amendment No. 1 to 1996 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 of the Company's Registration Statement on Form S-2 (Registration No. 333-45783), filed February 6, 1998)
     10.17.3 Amendment No. 2 to 1996 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 of the Company's Registration Statement on Form S-2 (Registration No. 333-45783), filed February 6, 1998)
     10.20.1 Agreement and Plan of Merger dated June 25, 1998 among HALIS, Inc., American Enterprise Solutions, Inc., PRN Acquisition Co., and Physicians Resource Network, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated July 15,
               1998)
     10.20.2 First Amendment to Agreement and Plan of Merger dated as of October 9, 1998 among HALIS, Inc., American Enterprise Solutions, Inc., PRN Acquisition Co., and Physicians Resource Network, Inc. (filed herewith)

     10.21 Asset Purchase Agreement dated December 31, 1997 among HALIS Services, Inc., Orthodontic Practice Management System, Inc., Infocure Corporation, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 1998)
     10.22 Asset Purchase Agreement dated December 31 1997 between Communications Wiring and Accessories, Inc. and HALIS
               Services, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 15,1998)
     10.23 Agreement for Purchase and Sale of Assets by and between Physicians Enterprise Systems, LLC and Registrant and Physource, Ltd., dated as of September 30, 1998, effective as of October 1, 1998 (incorporated by reference to the Company's Form 10QSB filed November 23, 1998)
     21.1      List of Subsidiaries
     23.1      Consent of Tauber & Balser, P.C.
     27.1      Financial Data Schedule (for SEC use only)
     99.1 Letter of Intent to Merge dated as of July 14, 1998 by and between Registrant and HealthWatch, Inc. (incorporated by reference to Exhibit 99.1 of the Companies Form 10-QSB filed August 13, 1998)

     (b)  Reports on Form 8-K.
          -------------------

     The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1998:

     None.

                                   HALIS, INC.
                                 AND SUBSIDIARIES

                               FINANCIAL STATEMENTS

                       YEARS ENDED DECEMBER 31, 1998 AND 1997



                               TABLE OF CONTENTS
                               ------------------


                                                                    Page
                                                                    ----

Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . F-1

Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Statements of Operations . . . . . . . . . . . . . . . F-3

Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . F-4

Consolidated Statements of Stockholders' Equity (Deficit) . . . . . F-6

Notes to Consolidated Financial Statements  . . . . . . . . . . . . F-7

                     INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
HALIS, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheet of HALIS, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HALIS, Inc. and Subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Tauber & Balser, P.C.
Atlanta, Georgia


April 1, 1999

                                    HALIS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEET
                                          DECEMBER 31, 1998

                                               ASSETS

CURRENT ASSETS
    Cash                                                                                     $      52,483
    Restricted cash, customer claims and premium funds                                             937,304
    Receivables, less allowance for possible losses of $195,654                                    362,931
    Other current assets                                                                            70,871
                                                                                               -----------

         TOTAL CURRENT ASSETS                                                                    1,423,589
                                                                                               -----------
PROPERTY AND EQUIPMENT
    Computer equipment                                                                             141,936
    Office furniture and fixtures                                                                   80,033
    Leasehold improvements                                                                          11,721
                                                                                               -----------
                                                                                                   233,690
    Less: accumulated depreciation                                                                  87,773
                                                                                               -----------

         TOTAL PROPERTY AND EQUIPMENT, NET                                                         145,917
                                                                                               -----------
OTHER ASSETS
    Deposits                                                                                       169,387
    Goodwill, net of accumulated amortization of $741,339                                        1,273,074
    Capitalized software development costs, net of accumulated
      amortization of $64,800                                                                       96,195
    Note receivable - related party                                                                596,292
    Investment                                                                                      36,458
                                                                                               -----------

         TOTAL OTHER ASSETS                                                                      2,171,406
                                                                                               -----------

             TOTAL ASSETS                                                                    $   3,740,912
                                                                                               ===========

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                    $   1,167,030
    Deferred revenue and customer deposits                                                       1,094,350
    Accrued payroll and payroll taxes                                                              474,334
    Note payable                                                                                   375,526
    Notes payable   related parties                                                                113,241
    Obligation under capital lease   current portion                                                 7,665
    Other current liabilities                                                                      649,070
                                                                                               -----------

         TOTAL CURRENT LIABILITIES                                                               3,881,216
                                                                                               -----------

LONG-TERM DEBT
    Obligation under capital lease, net of current portion                                          36,378


STOCKHOLDERS' DEFICIT
    Preferred stock, $.10 par value; 5,000,000 shares authorized;
      none issued                                                                                        -
    Common stock, $.01 par value; 100,000,000 shares authorized;
      46,259,763 issued and outstanding                                                            462,597
    Additional paid-in capital                                                                  36,066,439
    Accumulated other comprehensive income, unrealized loss on
      investment                                                                                   (88,542)
    Accumulated deficit                                                                        (36,617,176)
                                                                                               -----------

         TOTAL STOCKHOLDERS' DEFICIT                                                              (176,682)
                                                                                               -----------

             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $   3,740,912
                                                                                               ===========


     The accompanying notes are an integral part of these consolidated financial statements.

                                         HALIS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                               1998                 1997
                                                                         ----------------    -----------------
REVENUES                                                                   $  7,630,370        $  10,134,586
                                                                            -----------          -----------
COST AND EXPENSES
    Cost of goods sold                                                        2,335,237            1,889,858
    Selling, general, and administrative                                      7,343,382           11,855,637
    Depreciation and amortization                                               911,371            2,600,664
    Research and development                                                    725,994              844,404
    Write down of intangibles                                                   224,312            7,792,345
                                                                            -----------          -----------

         TOTAL COST AND EXPENSES                                             11,540,296           24,982,908
                                                                            -----------          -----------

OPERATING LOSS                                                               (3,909,926)         (14,848,322)
                                                                            -----------          -----------
OTHER INCOME (EXPENSE)
    Gain (loss) on sale of subsidiaries                                         926,017           (5,395,053)
    Gain (loss) on asset disposal                                              (174,603)               8,678
    Interest expense                                                            (60,341)             (93,736)
    Interest income                                                              25,643                7,953
    Other income (expense)                                                       44,411             (181,944)
                                                                            -----------          -----------
         TOTAL OTHER INCOME (EXPENSE)                                           761,127           (5,654,102)
                                                                            -----------          -----------

NET LOSS                                                                   $ (3,148,799)       $ (20,502,424)
                                                                            ===========          ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                                    $       (.06)       $       (0.57)
                                                                            ===========           ==========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                       50,804,461           36,094,189
                                                                            ===========          ===========






     The accompanying notes are an integral part of these consolidated financial statements.

                                         HALIS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             1998                   1997
                                                                        ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $  (3,148,799)         $ (20,502,424)
                                                                          -----------           ------------
    Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation and amortization:                                       911,371              2,600,664
             Property and equipment
             Goodwill
             Other
         Loss on disposal of property and equipment                           174,603                      -
         (Gain) loss on sale of subsidiaries                                 (926,019)             5,395,053
         Write down of intangibles                                            224,312              7,792,345
         Provision for losses on accounts receivable                          186,951                316,257
         Changes in operating assets and liabilities, net of
            assets and liabilities acquired and sold
             Increase in customer claims and premium funds                   (586,629)              (350,675)
             Increase in accounts receivable                                 (369,981)              (510,038)
             Increase in receivables-related parties                                -                (13,754)
             Decrease in inventory                                                  -                 11,479
             Increase in other current assets                                  (9,469)              (117,224)
             Increase in deposits                                             (63,908)               (85,380)
             Increase (decrease) in accounts payable and
               accrued expenses                                              (510,091)               708,170
             Decrease in accrued expenses - related parties                         -                (36,543)
             Increase (decrease) in accrued payroll and
               payroll taxes                                                  201,700               (485,887)
             Increase in deferred revenues and customer deposits              862,594                192,326
             Increase in other current liabilities                            294,651                276,246
                                                                          -----------           ------------
                 Total adjustments                                            390,085             15,693,039
                                                                          -----------           ------------

         Net cash used by operating activities                             (2,758,714)            (4,809,385)
                                                                          -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                       (48,574)              (491,631)
    Increase in note receivable - related party                               (21,461)               (13,754)
    Net purchase of investment                                                      -               (120,000)
    Cash acquired in acquisitions                                                   -                299,458
    Proceeds from sale of subsidiaries                                        400,000              1,845,465
    Net proceeds from sale of property and equipment                                -                  8,678
                                                                          -----------           ------------

         Net cash provided by investing activities                            329,965              1,528,216
                                                                          -----------           ------------


      The accompanying notes are an integral part of these consolidated financial statements.

                                         HALIS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             1998                   1997
                                                                          -------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of
       transaction costs                                                    1,685,199              3,848,197
    Proceeds from 6% convertible promissory note                              100,000                      -
    Proceeds from 4% convertible promissory notes                                   -                200,000
    Net payments on convertible promissory note                             (215,000)                      -
    Net payments on lines of credit                                                 -               (66,666)
    Net payments on obligations under capital leases                         (98,954)               (69,039)
    Net payments on note payable                                             (97,822)               (92,102)
    Net payments on notes payable   related parties                          (53,000)               (98,401)
                                                                          -----------           ------------

         Net cash provided by financing activities                          1,320,423              3,721,989
                                                                          -----------           ------------

NET INCREASE (DECREASE) IN CASH                                           (1,108,326)                440,820

CASH, BEGINNING OF YEAR                                                     1,160,809                719,989
                                                                          -----------           ------------
CASH, END OF YEAR                                                       $      52,483          $   1,160,809
                                                                          ===========           ============






     The accompanying notes are an integral part of these consolidated financial statements.

                           HALIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                       Accumulated
                                   Common Stock          Additional        Other                                         Total
                             -------------------------    Paid-In      Comprehensive      Stock        Accumulated    Stockholders'
                                Shares        Amount      Capital      Income (Loss)   Subscription    Receivable        Deficit
                             ------------   ----------  ------------  --------------   ------------- --------------  --------------
Balances, December 31, 1996   23,972,621     $ 239,726   $10,874,401    $         -       $(240,000)  $(12,965,953)   $ (2,091,826)

Net loss                               -             -             -              -               -    (20,502,424)    (20,502,424)
Shares issued in business
  acquisitions                15,699,004       156,990    19,606,419              -               -              -      19,763,409
Issuance of common stock       3,040,332        30,403     3,749,945              -         240,000              -       4,020,348
Common stock issued for
  conversion of convertible
  debt to equity               1,527,718        15,278     1,512,440              -               -              -       1,527,718
                              ----------      --------    ----------       --------        --------    -----------      ----------

Balances, December 31, 1997   44,239,675       442,397    35,743,205              -               -    (33,468,377)      2,717,225

Net loss                               -             -             -              -               -     (3,148,799)     (3,148,799)
Shares received and cancelled
  as proceeds of sale of
  subsidiary                 (11,548,325)     (115,483)   (1,501,282)             -               -              -      (1,616,765)
Issuance of common stock      11,952,225       119,521     1,465,678              -               -              -       1,585,199
Common stock issued for
  conversion of convertible
  debt to equity               1,616,188        16,162       358,838              -               -              -         375,000
Change in unrealized loss on
    investments                        -             -             -        (88,542)              -              -         (88,542)
                             -----------      --------    ----------        -------        --------    -----------      ----------

Balances, December 31, 1998  $46,259,763     $ 462,597   $36,066,439       $(88,542)      $       -   $(36,617,176)    $  (176,682)
                             ===========      ========    ==========        =======        ========    ===========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                  HALIS, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF THE COMPANY AND BASIS OF PRESENTATION

HALIS, Inc. ("HALIS") and Subsidiaries (collectively, the "Company") develops and supplies healthcare software systems and provides practice management and claims processing services to managed healthcare markets, medical practices, and related point of service markets. The Company also provides value added computer services, network solutions, and connectivity solutions and systems integration principally to Atlanta area businesses. Additionally, the Company provides services support, including onsite hardware maintenance, as well as network support programs. It grants credit to its customers without requiring collateral.

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

                           HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RESTRICTED CASH

The Company, through its third party claims administration subsidiary, received prepayments for premiums to be paid on behalf of its customers. As of December 31, 1998, the Company had $806,159 of such prepayments, and related deferred revenue and customer deposits of $806,058. The balance in the restricted accounts at December 31, 1998 was $937,304.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally five to seven years.

GOODWILL

Goodwill represents the excess of cost over the fair value of assets acquired and is amortized using the straight-line method over a period of five years. The Company assesses the recoverability of its goodwill whenever adverse events or changes in circumstances or business climate indicate that expected future cash flows (undiscounted and without interest charges) in individual business units may not be sufficient to support the recorded asset. An impairment is recognized by reducing the carrying value of the goodwill based on the expected discounted cash flows of the business unit.

In December 1998, due to the anticipated expiration of major customer contracts of the Company's HALIS Consulting subsidiary ("HALIS Consulting"), the Company reviewed the recoverability of goodwill. The Company determined that the unamortized goodwill from the HALIS Consulting acquisition of $224,312 was not recoverable and should be written off.

In December 1997, due to the continued significant operating losses at several subsidiaries, the Company reviewed the recoverability of goodwill. The Company determined that: (i) the unamortized goodwill from the PhySource Ltd. ("PhySource") acquisition totalling $2,925,044 was not recoverable and should be written off, (ii) the goodwill from the Physician Resource Network, Inc. ("PRN") acquisition should be reduced by $3,924,741 to $1,396,311, and (iii) the goodwill from The Compass Group, Inc. ("Compass") acquisition should be reduced by $942,560 to $383,302.

SOFTWARE DEVELOPMENT COSTS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," research and development costs incurred prior to the attainment of technological and marketing feasibility of products are charged to operations. Thereafter, the Company capitalizes the direct costs and allocated overhead incurred in the development of products until the point of market release of such products, wherein costs incurred are again charged to operations.

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized costs are amortized over a period of five years on a straight-line basis, and amortization commences when the product is available for market release. Unamortized costs are carried at the lower of book value or net realizable value.

INVESTMENT

The investment is in a marketable equity security, which is classified as available for sale, and is carried at market value. The purchase cost and fair value of the investment at December 31, 1998 was $125,000 and $36,458, respectively. The related unrealized holding loss of $88,542 is reported as a separate component of stockholders' equity (deficit) at December 31, 1998.

INCOME TAXES

Deferred tax liabilities and assets are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income (loss) and for the loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to reduce deferred tax assets to the amount that is more likely than not to be utilized.

EARNINGS PER SHARE

The Company had adopted SFAS No. 128, "Earnings Per Share," in 1997 which requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of potential common shares included in diluted earnings per share, but excluded in basic earnings per share. As the Company experienced net losses for the income statement periods presented, potential common shares have an antidilutive effect and are excluded for purposes of calculating diluted earnings per share. The number of shares which have an antidilutive effect on diluted earnings per share was 1,652,650 and 1,942,345 in 1998 and 1997, respectively. There is no difference between earnings per share amounts recorded previously and amounts recorded pursuant to SFAS No. 128.


COMPREHENSIVE INCOME (LOSS)

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes rules for the reporting of comprehensive income and its components. Comprehensive income consists of net loss and the net unrealized gain on available for sale securities and is presented in the Consolidated Statement of Stockholders' Equity (Deficit). The adoption of SFAS No. 130 has no impact on total stockholders' equity. As of December 31, 1998, the Company's Accumulated Other Comprehensive Income reduced stockholders' equity by $88,542.

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and contingent assets and liabilities. Significant estimates included in these financial statements relate to the allowance for possible losses, useful lives, legal contingencies, and recoverability of long-term assets such as capitalized software development costs and goodwill. Actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.


NOTE B - REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company incurred a net loss of $3,148,799 and $20,502,424 for the years ended December 31, 1998 and 1997, respectively, and had a working capital deficiency of $2,457,627 and an equity deficiency of $176,682 at December 31, 1998. The Company has sustained losses from operations since the merger in November 1996. The Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1998 and 1997 and has deferred payment of certain accounts payable and accrued expenses and notes payable. The Company had a working capital deficiency as of March 31, 1999.

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

                       HALIS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - REALIZATION OF ASSETS (Continued)

Management plans to take the following steps to improve its operating results and financial position, which it believes to be sufficient to provide the Company with the ability to continue in existence during the ensuing twelve month period.

As discussed in Note M to these financial statements, the Company completed two dispositions in 1998 that it believes substantially strengthened the Company's operations. These dispositions raised cash, improved cash flow, and increased the Company's focus on sales of its software technology.

Thus far in 1999, the Company has had limited success entering into contracts for the sale of the HES product. The Company continues to focus on the sale of HES software, which the Company believes will continue to gain market acceptance. In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure.

The Company is presently raising capital in a private placement to provide up to $1,000,000 of working capital. Additionally, the Company is attempting to locate a strategic partner that could assist the Company in deploying its HES system during fiscal 1999.


NOTE C - SOFTWARE DEVELOPMENT COSTS

                                                         December 31,
                                               --------------------------------
                                                  1998                 1997
                                               -----------          -----------
Balances, beginning of year                    $ 128,394            $ 160,995
Amounts capitalized                                    -                    -
Amortization                                     (32,199)             (32,601)
                                                --------              -------

Balances, end of year                          $  96,195            $ 128,394
                                                ========              =======

Research and development costs incurred        $ 725,994            $ 844,404
Less amounts capitalized                               -                    -
                                                --------             --------
                                               $ 725,994            $ 844,404
                                                ========             ========

                       HALIS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE D - NOTE PAYABLE

The Company has a 10.5% note payable to a bank in the amount of $375,526 as of December 31, 1998. The note is payable in monthly installments of $12,935, including interest, with a balloon payment at maturity on March 17, 1999. The note was assumed in connection with the disposal of a subsidiary of the Company. None of the Company's assets are pledged under the note, however certain assets not belonging to the Company do act as collateral for the loan.

At April 14, 1999, although the note has matured and is now delinquent, the Company is in negotiations with the bank to extend the note under similar terms and conditions. The Company has in good faith been making the required monthly payments to the bank in anticipation of an extension.


NOTE E - RELATED PARTY NOTES

The Company has an unsecured note receivable due from a stockholder of $596,292 as of December 31, 1998. The note accrues interest at 5% per annum and is due October 31, 2001. The stockholder may repay the note using HALIS common stock if certain conditions are met, including but not limited to, the Company's common stock achieving a traded market price of at least $3 per share for a specified period of time.

The Company has the following unsecured notes payable to stockholders and directors as of December 31, 1998:

Notes Payable:

   Stockholder/Director - unsecured non-interest bearing note
   payable; due on demand.                                              $13,241

   Stockholder   6% convertible debenture to HealthWatch, Inc, a
   related company, issued during 1998 with interest payable at maturity or upon conversion.  The debenture is convertible into the Company's common stock at 65% of the average closing bid price for the ten (10) trading days preceding the conversion date.  Subsequent to year end, the entire debenture was converted
   into common shares of the Company at a price per share of $.09.     $100,000

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES

LEASES

The Company leases office space under several operating lease
agreements expiring between 1999 and 2003.   Rent expense for the
office space and equipment classified as operating leases totaled $586,121 and $586,827 for the years ended December 31, 1998 and 1997, respectively. At December 31, 1998, future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

     1999                                           $   454,836
     2000                                               503,292
     2001                                               507,002
     2002                                               459,843
     2003                                               350,937
                                                     ----------
                                                    $ 2,275,910
                                                     ==========

During 1998, the Company acquired equipment totaling $44,650 under a five year capital lease. Amortization of this capital lease included in depreciation expense and accumulated amortization amounted to $2,236 as of December 31, 1998.

Future payments under this lease are as follows:

     1999                                              $ 11,685
     2000                                                10,786
     2001                                                10,786
     2002                                                10,786
     2003                                                 8,988
                                                        -------
     Total minimum lease payments                        53,031
     Amount representing interest                        (8,988)
                                                        -------
     Present value of minimum lease payments           $ 44,043
                                                        =======
EMPLOYEE BENEFIT PLAN

The Company sponsors a 401(k) retirement savings plan for all employees who meet certain eligibility requirements. Employees may contribute to the plan up to 20% of their salary or the maximum allowed by the IRS. The Company may elect to make matching and/or discretionary contributions. For the years ended December 31, 1998 and 1997, the Company contributed approximately $0 and $14,000, respectively, to the plan on behalf of its employees.

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Paul W. Harrison, which expires December 31, 1999. The agreement provides for an annual base salary of $200,000 (to be increased upon the attainment of certain annual revenue targets) plus certain incentive bonus payments and the issuance of certain qualified and non-qualified stock options to purchase shares of common stock of the Company at the discretion of the Board of Directors. Effective February 15, 1998, Mr. Harrison elected to defer his salary until such time as the Company is generating positive cash flow. As a result, Mr. Harrison received only $25,000 of his base salary during fiscal year 1998. On January 31, 1999, Mr. Harrison and the Company agreed to the satisfaction of the $255,000 of deferred base salary owed to him by the issuance to him of 1,500,000 shares of the Company's common stock (the fair market value of which was $210,000) and the waiver by him of $45,000 of base salary.

The Company also entered into an employment agreement with Larry Fisher, which expires December 31, 1999. The agreement provides for an annual salary of $175,000 (to be increased upon the attainment of certain annual revenue targets) plus incentive bonus payments. In addition, the employment agreement provides for the issuance of certain qualified and non-qualified options to purchase shares of common stock of the Company at the discretion of the Board of Directors. Effective February 15, 1998, Mr. Fisher elected to defer his salary until such time as the Company is generating positive cash flow. During fiscal year 1998, due to the cash needs of the Company, the Company and Mr. Fisher agreed to the deferral of $109,662 of Mr. Fisher's 1998 base salary

On January 31, 1999, the Company and Mr. Fisher agreed to the mutual termination of his employment agreement effective as of December 31, 1998. Pursuant to a Separation and Settlement Agreement entered with Mr. Fisher, the Company agreed to pay Mr. Fisher $25,000, issue him 300,000 fully vested non-statutory stock options, exercisable at a price of $0.13125 per share, to pay the amount of the FY 1998 deferred base salary at $5,000 per month commencing February 1999, and to continue to pay Mr. Fisher's medical premiums and other employee benefits through the end of the original term of the employment agreement.

LITIGATION

In February 1997, a complaint styled Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman v. Fisher Business Systems, Inc., HALIS, Inc., Larry Fisher, Paul W. Harrison, and Nathan I. Lipson was filed in the State Court of Fulton County, Georgia. The complain alleges, among other things, breach of contract in connection with the termination by the Company of its merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company. The Surmans are the principals of ACCS and

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

claim personal damages against the Company on certain of the claims, and claim a right to at least 150,000 shares of the Company's common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of the Company's common stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surman's further claim that the Company fraudulently induced them to solicit investors for the Company (the "Investor Solicitation Claim"). The complaint seeks damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor
Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The case has not yet been docketed in the Court of Appeals.
There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On July 18, 1997, the Company was sued by Penelope Sellers, in an action seeking actual damages against the Company in the amount of $480,534.70, unspecified attorneys fees, and punitive damages of not less than $1,000,000. Ms. Sellers contends that a finder's Fee Agreement into which she entered with the Company in August 1995, and under which she was to receive a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company, in respect of transactions introduced to the Company by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement. That amount represents 10% of the investment made by the principals of AUBIS, LLC ("AUBIS") in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

Ms. Sellers claims that the entirety of the convertible notes offering described above (in which an aggregate of $1,470,000 was raised by the Company) would not have been successful but for her introduction of the AUBIS principals to the Company. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all capital funding raised by the Company (up to the $500,000 maximum compensation), including the proceeds of a private placement which raised gross proceeds of approximately $2.0 million. Finally, Ms. Sellers has made a claim for 10% of the value of AUBIS and HALIS Systems, Inc.

The Company has answered Ms. Seller's complaint, denying liability under the Finder's Fee Agreement in an amount exceeding that already paid, and denying liability to Ms. Sellers under any of the factual or

                       HALIS, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

legal bases alleged in her complaint. Litigation, including written discovery, the exchange of documents, and conduct of a series of depositions is ongoing. The Company believes that the claims made by Ms. Sellers are outside the scope of the Finder's Fee Agreement and continues to vigorously defend this lawsuit. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On March 22, 1999, the Company and Paul Harrison were sued by Debra York, the former President of the Company's wholly owned subsidiary, The Compass Group, Inc. Ms. York's complaint alleges that the Company breached an Employment Agreement that was entered on January 10, 1997 with Ms. York by failing to pay certain commissions due for fiscal years 1997 and 1998, the Company breached one or more oral agreements as to the amount of the alleged commissions owed, and the Company and Mr. Harrison made false representations regarding the Company and its products in an effort to induce Ms. York to sell her company to the Company in January 1997 and make further investment in the Company subsequent to that date. Ms. York seeks at least $250,000 in damages, plus attorneys fees and punitive damages of an undisclosed amount.
The date for answering the complaint has not yet passed. The Company will be paying for the costs of defense for Mr. Harrison. The Company denies that any amounts are due to Ms. York under her Employment Agreement, that any oral agreements were entered with Ms. York, or that any false representations were made to Ms. York by the Company or Mr. Harrison, and will vigorously defend the action. In addition, the Company plans to raise a number of counter-claims in its answer against Ms. York when it is filed. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company

HALIS is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein. No provision has been made in these financial statements regarding these items due to the uncertainty of their ultimate resolution.

On March 31, 1999, the Company's ABAS subsidiary entered into a lease commitment for computer equipment and software. The lease is for a sixty-month term at monthly payments of $5,215, for a total commitment of approximately $313,000.

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G - INCOME TAXES

Significant components of the Company's deferred income tax assets as of December 31, 1998 are as follows:

         Deferred tax assets:
             Net operating loss carryforwards                   $ 5,914,963
             Other, net                                             490,349
                                                                 ----------

         Net deferred tax asset                                   6,405,312
         Valuation allowance                                     (6,405,312)
                                                                 ----------

         Net deferred tax asset reported                        $         -
                                                                 ==========

The valuation allowance at December 31, 1997 amounted to $10,953,433.

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

                                                                 1998           1997
                                                              ---------       --------
         Federal income tax rate                               (34.0)%         (34.0)%
         Effect of valuation allowance on deferred
            tax assets                                          34.0            34.0
         State income tax, net of federal benefit                0.0             0.0
         Effective income tax rate                               0.0%            0.0%

At December 31, 1998, the Company had available for carryforward a net operating loss of approximately $15.5 million. Approximately $12.4 million of the net operating loss relates to losses prior to 1998, and as a result of an ownership change on November 19, 1996 , and in accordance with Section 382 of the Internal Revenue Code, the loss carryforward is limited to approximately $841,000 for each year thereafter. Losses are limited to a fifteen-year carryforward, with losses from 1985 beginning to expire in 2000.

                      HALIS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - STOCK OPTION PLAN

During 1996, the Company adopted the 1996 Stock Option Plan which provided for the issuance of both qualified and non-qualified stock options to employees and non-employee directors pursuant to Section 422 of the Internal Revenue Code. The number of shares reserved for the plan was 3,000,000. On December 5, 1997 the shareholders of the Company approved an amendment to increase the number of shares available for grant from 3,000,000 shares to 8,000,000 shares. Additional non-qualified options may be granted outside of the plan upon approval of the Board of Directors.

Options issued to participants are granted with an exercise price of the mean between the high "bid" and low "ask" price (average market price) as of the close of business on the date of grant, and are exercisable up to ten years from date of grant. Incentive stock option issued to persons who directly or indirectly own more than ten percent of the outstanding stock of the Company shall have an exercise price of 110 percent of the average market price on the date of grant and are exercisable up to five years from date of grant. The aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by a holder during any calendar year under all plans shall not exceed $100,000.

The Company's previous incentive stock option plan, the 1986 incentive Stock Option Plan, expired on January 29, 1996. The 1988 Non-qualified Stock Option Plan was terminated by the Company on April 24, 1996. Activity related to these plans is as follows:

                                       1986 &       Weighted                  Weighted    Outside      Weighted
                                     1988 Plans:    Average     1996 Plan:    Average     of Plans:     Average
                                      Number of     Exercise    Number of     Exercise    Number of    Exercise
                                       Options       Price      Options       Price       Options       Price
                                     -----------    -------    -----------    --------   ----------   ----------
Outstanding at December 31,1996          71,940      $0.72      1,760,000      $1.59      6,992,000      $1.04

Granted                                       -          -      1,217,742      $1.87      5,680,000      $2.09
Expired                                       -          -        (10,000)     $2.00              -          -
Terminated                                    -          -              -          -     (4,800,000)     $1.13
                                        -------                ----------                ----------

Outstanding at December 31, 1997         71,940      $0.72      2,967,742      $1.67      7,872,000      $1.75

Granted                                       -          -        990,350      $0.13      3,995,290      $0.13
Expired                                       -          -              -                         -          -
Terminated                                    -          -     (2,206,842)     $1.23     (2,222,200)     $0.38
Exercised                                     -          -              -          -     (1,000,000)     $0.13
                                        -------                ----------                ----------

Outstanding at December 31, 1998         71,940      $0.34      1,751,250      $0.25      8,645,090      $0.20
                                        =======                ==========                ==========

On February 25, 1998, the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and the number of shares of common stock subject thereto. In connection with this resolution, the aggregate number of

                      HALIS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - STOCK OPTION PLAN (Continued)

options outstanding at December 31, 1997 was reduced by 2.1 million shares to approximately 8.8 million shares (prior to any other transactions in 1998). The weighted average exercise price declined from $1.72 per share to $0.54 per share.

Exercise prices for options outstanding as of December 31, 1998 under the 1986 and 1988 Plans range from $0.125 and $11.875 per share. The weighted average remaining life of these options was approximately four years.

Exercise prices for options outstanding as of December 31, 1998 granted under the 1996 Plan ranged from $0.13 to $2.00 per share. The weighted average remaining life of these options was approximately nine years.

Exercise prices from options outstanding as of December 31, 1998 granted outside of the Plans ranged from $0.13 to $2.12 per share.
The weighted average remaining life of these options was approximately nine years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," (APB 25) and related interpretations in accounting for its employee stock options rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS
123). Under APB 25, since the exercise price of the underlying stock equals fair market value on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income (loss) and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997:


                                              1998           1997
                                         ------------    -----------

     Risk-free interest rate               4.31-4.72%    5.88-6.53%

     Dividend yield                           0.0%         0.0%

     Volatility factor                        0.2          0.3

     Weighted average expected life         4 years      5 years

     Forfeiture rate                          5.0%         5.0%

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE H - STOCK OPTION PLAN (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share if compensation expense had been recognized for the options issued would have been as follows:

                                                                       1998                  1997
                                                                   -------------         -------------
         Net loss - as reported                                      3,148,799             $20,502,424

         Net loss - pro forma                                        3,935,589              26,688,334

         Reported loss per share - basic & diluted                       (0.06)                   0.57

         Pro forma loss per share - basic & diluted                      (0.08)                   0.71

         Weighted average fair value of options granted
              during the year                                             0.13                    0.74

NOTE I - STOCK WARRANTS

The Company has issued stock warrants in conjunction with the issuance of common stock. During 1998 and 1997 the Company issued warrants of 0 and 619,404, respectively. There were no warrants exercised in 1998 and 1997. During 1998 and 1997, the Company terminated warrants of 25,000 and 0, respectively. As of December 31, 1998, there were 1,276,760 warrants outstanding at exercise prices varying from $1.35 to $1.75. These warrants expire at various dates from November 19, 2001 to December 31, 2002


NOTE J - RELATED PARTY TRANSACTIONS

The Company has issued stock warrants in conjunction with the issuance of common stock. During 1998 and 1997 the Company issued warrants of 0 and 619,404, respectively. There were no warrants exercised in 1998 and 1997. During 1998 and 1997, the Company terminated warrants of 25,000 and 0, respectively. As of December 31, 1998, there were 1,276,760 warrants outstanding at exercise prices varying from $1.35 to $1.75. These warrants expire at various dates from November 19, 2001 to December 31, 2002

On November 18, 1996, the Company entered into a license to a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which is controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison serves as the President of PHE and beneficially owns approximately 40% of this company. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates. In addition, the Company is obligated to pay MERAD Corporation a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc., a company purchased by the Company in November 1996. Mr. Harrison serves as President and is a 21% shareholder of MERAD Corporation. During 1998 and 1997, $0 and $180,000, respectively, was paid to MERAD Corporation for specific enhancements and maintenance required by the Company.

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

As a result of its acquisition of HALIS Software in November 1996, the Company assumed a software development and license agreement with OneTree Corporation, which is controlled by Paul W. Harrison. Mr. Harrison serves as a director and is an 80% shareholder of OneTree Corporation. During 1998 and 1997, $0 and $75,223, respectively, was paid to OneTree Corporation pursuant to its development and license agreement. This agreement was terminated in April 1997 in a settlement agreement that required the Company to pay OneTree $59,473. This obligation was satisfied in September 1997 and is included in the aggregate number cited above.

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE I - RELATED PARTY TRANSACTIONS (Continued)

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

The purpose of the acquisition by the Company of HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1998 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. Since the execution of the Letter of Intent, the Company and HealthWatch abandoned the proposed merger between the two companies and instead pursued a joint venture and co-marketing arrangement.

The Company's HealthWatch investment is viewed by both companies as a demonstration of HALIS' commitment to the joint venture. The arrangement contemplate shared sales prospects by the Company and HealthWatch with a commission or revenue sharing arrangement to be structured. HealthWatch will provide technology, including the management of digitalized information from its devices, and an integration database engine for connection at the point of care.

Supplemental information required by SFAS No. 95 relative to the statement of cash flows is as follows:

                                                                         1998            1997
                                                                    -------------   -------------
    Capital lease obligation incurred for the acquisition
       of equipment                                                  $    44,650      $       -
                                                                       =========        =======
    Debt consolidated into a single note payable to a bank:
        Line of credit                                               $    92,334      $       -
        Note payable                                                     368,341              -
                                                                        --------        -------
                                                                     $   460,675      $       -
                                                                        ========        =======

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION (Continued)

                                                                        1998                   1997
                                                                     -------------     -----------------
    Debt converted to equity:
        Exchange of 4% convertible promissory notes for
           common stock                                              $   300,000          $           -
        Exchange of 10% convertible promissory notes for
           common stock                                                   75,000                      -
        Exchange of notes payable   related party for
           common stock                                                        -                203,051
        Exchange of 7% convertible promissory notes for
           common stock                                                        -              1,216,000
        Exchange of services rendered for common stock                         -                108,667
                                                                      ----------            -----------
                                                                     $   375,000          $   1,527,718
                                                                      ==========            ===========

    12,048,305 shares of the Company's common stock
        recorded as consideration for sale of subsidiary             $ 1,686,763          $           -
                                                                      ==========            ===========
    Acquisitions:
        Fair value of assets acquired                                $         -          $   6,465,634
        Liabilities assumed                                                    -              2,341,960
        Stock issued                                                           -             19,763,409
           Goodwill                                                  $         -          $  15,639,735
                                                                      ----------            -----------
     Cash paid during the year for:
        Interest                                                     $    63,191          $      90,343
        Taxes                                                        $         -          $           -

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - ACQUISITIONS AND DISPOSITIONS

SALE OF PHYSICIAN'S RESOURCE NETWORK IN FISCAL 1998

On June 30, 1998, the Company sold to American Enterprise Solutions, Inc. ("AES") all of the stock of Physician's Resource Network, Inc. ("PRN"), a wholly-owned subsidiary of the Company, that the Company had acquired in July 1997. Located in Tampa, Florida, PRN delivers practice management services to healthcare providers. The sale of AES was effected pursuant to an Agreement and Plan of Merger dated June 25, 1998 (but effective as of June 30, 1998) among the Company, AES, PRN Acquisition Co., and PRN (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company received AES' promise to deliver within 90 days of the closing date, all of the shares of HALIS common stock owned by AES of record and beneficially as of the closing date, including without limitation shares that AES has the right to acquire as of the closing date, which number of shares shall not be less than 9,984,000 shares of the Company's common stock. The Merger Agreement provided that if AES delivers more than 11,000,000 shares of Company common stock, then the Company must also transfer to AES the right to receive contingent installment payments (the "Installment Payments") under that certain Asset Purchase Agreement dated December 31, 1997, between Communications Wiring and Accessories, Inc. and
HALIS Services, Inc., a subsidiary of the Company.   Additionally,
pursuant to the Merger Agreement the Company retained certain liabilities in the aggregate amount of $478,797 related to the business of PRN.

On October 9, 1998, the Merger Agreement was amended by the parties to acknowledge and agree that the number of shares of the Company's common stock to be delivered by AES totaled 12,048,325 shares. AES delivered, 11,548,325 shares during 1998. The remaining 500,000 shares have not been received by the Company

Charles Broes, who served as a director of the Company from July 1, 1997 until he resigned on June 10, 1998, served as the Chief Executive Officer, Secretary, Treasurer and board member of AES. Mr. Broes did not participate in any meetings of the Company's board of directors with respect to the Merger Agreement, or the amendment thereto.

For federal income tax purposes, the Merger is not intended to constitute a reorganization within the meaning of Section 368 of the Code. The parties to the Merger Agreement acknowledge that the Merger is intended to constitute a redemption by HALIS of all HALIS stock owned directly or indirectly by AES pursuant to Section 302(b)(3) of the Internal Revenue Code of 1986, as amended (the "Code").

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - ACQUISITIONS AND DISPOSITIONS (Continued)

SALE OF THE HOMA PRACTICE IN FISCAL 1998

On September 30, 1998, the Company's wholly-owned subsidiary, PhySource, Ltd. ("PhySource"), sold to Physician's Enterprise System, LLC ("PES") all of the medical and non-medical assets of its Dr. Homa medical practice that the Company had acquired in 1997 (the "Homa Practice"). The Homa Practice had provided medical services to patients in the Arlington Heights, Illinois vicinity. The sale was effected through an Agreement for Purchase and Sale of Assets entered into between PES, the Company and PhySource, and was effective as of October 1, 1998 (the "Asset Agreement"). Under the terms of the Asset Agreement, PhySource received $400,000 at the closing, and the right to receive 50% of collections on the receivables assigned to PES in excess of $400,000, less a collection fee of 20% (the "Contingent Payment"), and had certain specific liabilities assumed by the purchaser. The Contingent Payment is not due to be calculated and paid to the Company until November 1, 1999. The results from operations for the Homa Practice were included in the Company's results from operations for the nine-month period ended September 30, 1998.

DISPOSITION OF THE ORTHODONTIC BUSINESS IN FISCAL 1997

On December 31, 1997, HALIS Services, Inc., a wholly owned subsidiary of the Company, sold to InfoCure Corporation ("InfoCure") substantially all of the assets of the orthodontic practice management software business (the "Orthodontic Business") that was acquired by the Company from Software Manufacturing Group, Inc. in January 1997.
The Orthodontic Business included the development, marketing, selling and servicing of computer hardware and software to orthodontic healthcare providers. The sale to InfoCure was consummated pursuant to an Asset Purchase Agreement dated December 31, 1997 (but effective as of December 1,
1997) by and among the Company, HALIS Services and InfoCure (the "InfoCure Asset Purchase Agreement"). InfoCure paid HALIS Services, net of liabilities paid by HALIS Services, approximately $1.2 million in cash.
The Company recorded a loss of approximately $3.1 million on the sale of the Orthodontic Business. In connection with the InfoCure Asset Purchase Agreement, the Company and HALIS Services agreed to pay approximately $5,900 per month through January 1999 to a former employee of HALIS Services and not to compete in the orthodontic practice management industry for a period of five years.
SALE OF CERTAIN NON-HEALTH CARE ASSETS IN FISCAL 1997

Due to their disappointing operating performance, HALIS Services, Inc. sold certain non-healthcare related assets and property of TG Marketing Systems and Aubis Systems Integration (formerly, Aubis Systems Integration, Inc. or "ASI") to Communications Wiring and Accessories, Inc. ("Communications Wiring") on December 31, 1997 for a purchase price of $1 million and the assumption of certain liabilities (the "Purchase Price"), subject to downward adjustment as hereinafter described. The non-healthcare related assets and property included accounts receivable, computer software, computer equipment, furniture, fixtures and leasehold improvements. The Company received no cash

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - ACQUISITIONS AND DISPOSITIONS (Continued)

consideration at closing and has not recorded any receivable from this transaction due to an evaluation of the timing and probability of the payments as hereinafter described.

The Purchase Price is payable in monthly installments, commencing February 15, 1998, and continuing on the 15th day of each month thereafter (each, an "Installment Payment") until the earlier of the date upon which the aggregate amount of Installment Payments paid to HALIS Services shall equal the Purchase Price or December 31, 2007.
The Company did not receive any payment under the purchase agreement in 1998. Each Installment Payment shall be equal to 20% of the license fees, lease payments and royalties actually received by Communications Wiring with respect to the purchased assets for the calendar month immediately preceding the respective date upon which such Installment Payment shall be due and payable; provided, however, that in the event that the aggregate amount of all Installment Payments actually paid by Communications Wiring to HALIS Services prior to December 31, 2007
(the "Paid Installments") shall be less than $500,000, Communications Wiring shall pay to Seller an amount equal to the difference between $500,000 and the Paid Installments on December 31, 2007. In the event that the aggregate amount of all Installment Payments actually paid by Communications Wiring to HALIS Services prior to December 31, 2007 shall be equal to or greater than $500,000, Communications Wiring shall have no further obligation to make installment payments to HALIS Services and the entire Purchase Price shall be deemed to be equal to the Paid Installments.

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

Pursuant to the sale of PRN to AES, the Company assigned its rights to any installment payments to AES in June 1998.


ACQUISITION OF THE COMPASS GROUP, INC. IN FISCAL 1997

In January 1997, the Company acquired The Compass Group, Inc., a software consulting company ("Compass"). In connection therewith, Debra York, the sole shareholder of Compass, was issued an aggregate of 350,000 shares of the Company's Common Stock and Compass became a wholly owned subsidiary of the Company (the "Compass Subsidiary"). In addition, as consideration for the waiver by Ms. York of her rights under a provision in the merger agreement providing for the issuance of additional shares of the Company's Common Stock at a future date if

                      HALIS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - ACQUISITIONS AND DISPOSITIONS (Continued)

certain financial targets were achieved for the year ending December 31, 1997, the Company issued 688,000 shares of the Company's Common Stock to Ms. York.

ACQUISITION OF SOFTWARE MANUFACTURING GROUP, INC. IN FISCAL 1997

In January 1997, the Company also acquired Software Manufacturing
Group, Inc. ("SMG"), a developer and seller of orthodontic practice management systems, which the Company sold in December 1997 (see discussion above). In connection therewith, the SMG shareholders were issued an aggregate of 3,072,000 shares of Common Stock and SMG became a wholly owned subsidiary of the Company (the "SMG Subsidiary"). In addition, as consideration for the waiver by the SMG shareholders of their rights under a provision in the merger agreement providing for the issuance of additional shares of Common Stock at a future date if certain financial targets were achieved for the year ending December 31, 1997. In 1997, the Company agreed to issue 960,000 shares of the Company's Common Stock to the SMG shareholders.

ACQUISITION OF AMERICAN BENEFIT ADMINISTRATIVE SERVICES, INC. IN
FISCAL 1997

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

ACQUISITION OF TG MARKETING SYSTEMS, INC. IN FISCAL 1997

In May 1997 the Company acquired TG Marketing Systems, Inc., a Georgia corporation ("TGM"), a provider of marketing and customer service software and related consulting services. Upon consummation of the TGM merger, Joseph M. Neely, in his capacity as the sole shareholder of TGM, was issued an aggregate of 2,388,060 shares of the Company's Common Stock. Mr. Neely also entered into an employment agreement with the Company for a term of two years at an annual base salary of $150,000 to serve as the Chief Operating Officer of the Company. In addition, in connection with the consummation of the TGM merger, the Company granted options to purchase an aggregate of 500,000 shares of the Company's Common Stock to certain employees of TGM at an option price of $1.50 per share. These options vest over a four year period in accordance with the Company's 1996 Stock Option Plan, and expire on May 2, 2007. In December 1997 the Company sold certain assets of the businesses formerly conducted by TGM (see discussion above). In connection with this asset sale the options granted to purchase 500,000 shares of the Company's Common stock were reduced to an aggregate number of 129,450 shares. The option price and vesting schedule were unchanged.

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - ACQUISITIONS AND DISPOSITIONS (Continued)

ACQUISITION OF PHYSICIANS RESOURCE NETWORK, INC. IN FISCAL 1997

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

In connection with the PRN merger, the Company retired approximately $80,000 of existing indebtedness of PRN and agreed to cause all personal guaranties with respect to the indebtedness of PRN in the principal amount of $520,000 to a financial institution to be terminated. Subsequent to year end, the financial institution extended a new one year promissory note for the remaining outstanding balance of $460,675. The collateral supporting the loan, including all personal guaranties remains in place. The PRN Subsidiary was disposed of in fiscal 1998 (see discussion above).

ACQUISITION OF PHYSOURCE LTD. IN FISCAL 1997

In July 1997 the Company acquired PhySource Ltd., an Illinois a physician practice management corporation ("PhySource"), which became a subsidiary of the Company (the "PhySource Subsidiary"). Upon consummation of the PhySource merger, the shareholders of PhySource were issued an aggregate of 2,632,611 shares of the Company's Common Stock, including payment of certain deferred compensation and expense advances to certain shareholders, payments to certain shareholders for termination of employment agreements, and payment in retirement of certain existing indebtedness of PhySource. The PhySource assets were disposed of in fiscal 1998 (see discussion above concerning Physicians Resource Network).

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HALIS, INC.


     Date:  April 15, 1999          By: /s/ Paul W. Harrison
                                       ----------------------------------
                                               Paul W. Harrison
                                            Chief Executive Officer


                                    By: /s/ Bruce A. Phillips
                                       ----------------------------------
                                               Bruce A. Phillips
                                            Principal Accounting and
                                            Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                             Title                              Date
        ----------                             -----                              ----
  /s/ Paul W. Harrison               Chairman of the Board, President        April 15, 1999
      Paul W. Harrison               and Chief Executive Officer


  /s/ Larry Fisher                   Director                                April 15, 1999
      Larry Fisher


  /s/ Dr. Joel Greenspan             Director                                April 15, 1999
      Dr. Joel Greenspan







                                         EXHIBIT INDEX
                                         -------------

    Exhibit
    Number                  Description
    -------                 -----------


     10.2.2 Separation and Settlement Agreement entered as of January 31, 1999 by and between Registrant and Larry
               Fisher

     10.20.2 First Amendment to Agreement and Plan of Merger dated as of October 9, 1998 among HALIS, Inc., American Enterprise Solutions,
               Inc., PRN Acquisition Co., and Physicians Resource Network, Inc.

     21.1      List of Subsidiaries

     23.1      Consent of Tauber & Balser, P.C.

     27.1      Financial Data Schedule (for SEC use only)



