Form 10KSB/A
period 1998-12-31
HALIS INC
filed 1999-05-07
CIK 790733

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB/A

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

     DOCUMENTS INCORPORATED BY REFERENCE
     -----------------------------------


     None

     Transitional Small Business Disclosure Format (check one):

     Yes       No   X
        ----      ----

FOR CONVENIENT REFERENCE, THIS FORM 10-KSB/A COMPLETELY AMENDS AND RESTATES THE FORM 10-KSB THAT WAS FILED ON APRIL 15, 1999, INCLUDING THE EXHIBITS. THE CHANGES FROM THE PRIOR FILING ARE MARKED AS REQUIRED BY EDGAR.


                                   PART I

ITEM 1.   DESCRIPTION OF BUSINESS

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

RISK FACTORS AFFECTING FUTURE PERFORMANCE

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

     Selling, general, and administrative expenses decreased 37% from $11,855,637 for fiscal 1997 to $7,343,382 for fiscal 1998 primarily due to the dispositions PRN and the Homa Practice and a reduction of corporate overhead. The Company's restructuring program has reduced fixed corporate overhead by 21%, approximately $670,000 from fiscal 1997 to fiscal 1998

     Amortization and depreciation decreased $1,689,293 (65%) from $2,600,664 for fiscal 1997 to $911,371 for fiscal 1998 primarily due to the write down of unamortized goodwill of PhySource, PRN and Compass during fiscal 1997, the dispositions of SMG and TGM during fiscal 1997, the additional write down of unamortized goodwill of Compass during fiscal 1998, and the dispositions of PRN and the Homa Practice during fiscal 1998.

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

     The Company raised approximately $1,685,199 during 1998 primarily in the form of 6% Convertible Debentures. The holders of these debentures converted their investment into 10,515,311 shares of the Company's common stock.

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

     Financing activities provided $1,320,423 during fiscal 1998, a decrease of $2,401,566 (65%) from $3,721,989 for fiscal 1997. The decrease in primarily due to the reduction of capital raising activities during 1998. The Company began 1998 with $1,160,809 in the bank, and combined with a net $1,570,199 of capital raised and $400,000 received from the sale of the Homa Practice was sufficient to fund the net loss of $3,148,799.

     Net cash used in the Company's operations during the first quarter of 1999 was approximately $24,000 per month, compared to an average net cash used of $230,000 per month during fiscal year 1998. The significant improvement is primarily due to; (1) the positive effects of the 1998 restructuring that were completed during the fourth quarter of fiscal 1998 and (2) the business collaboration agreement with HealthWatch that allowed the Company to cost share fixed expenses including salaries and rent.

     COMPARISON OF 1997 VERSES 1996
     ------------------------------

     During fiscal 1997, the Company recorded a net loss of $20,502,424.
The net loss stemmed primarily from the sales of businesses, the write down of goodwill, amortization of goodwill from the acquisitions, and increased overhead costs to support the acquisitions and develop the HES product. The Company's operating activities used $4,809,385 in cash, primarily due to increased overhead expenses and disappointing revenues. During fiscal 1997, investing activities used $1,528,216 in cash primarily for the purchase of equipment.

     Financing activities during fiscal 1997 provided $3,721,989, primarily the result of $3,990,348 in proceeds from private placements and investing activities provided $1,528,216, primarily as a result of $1,845,465 in proceeds from the sale of businesses in the fourth quarter.


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


April 14, 1999

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

                                         HALIS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             1998                   1997
                                                                        ---------------       ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $  (3,148,799)         $ (20,502,424)
                                                                          -----------           ------------
    Adjustments to reconcile net loss to net cash used by
       operating activities:
         Depreciation and amortization:
             Property and equipment                                           150,000                199,839
             Goodwill                                                         634,679              2,354,291
             Other                                                            126,683                 46,534
         Loss on disposal of property and equipment                           174,603                      -
         (Gain) loss on sale of subsidiaries                                 (926,019)             5,395,053
         Write down of intangibles                                            224,312              7,792,345
         Provision for losses on accounts receivable                          186,951                316,257
         Changes in operating assets and liabilities, net of
            assets and liabilities acquired and sold
             Increase in customer claims and premium funds                   (586,629)              (350,675)
             Increase in accounts receivable                                 (369,981)              (510,038)
             Increase in receivables-related parties                                -                (13,754)
             Decrease in inventory                                                  -                 11,479
             Increase in other current assets                                  (9,469)              (117,224)
             Increase in deposits                                             (63,908)               (85,380)
             Increase (decrease) in accounts payable and
               accrued expenses                                              (510,091)               708,170
             Decrease in accrued expenses - related parties                         -                (36,543)
             Increase (decrease) in accrued payroll and
               payroll taxes                                                  201,700               (485,887)
             Increase in deferred revenues and customer deposits              862,594                192,326
             Increase in other current liabilities                            294,651                276,246
                                                                          -----------           ------------
                 Total adjustments                                            390,085             15,693,039
                                                                          -----------           ------------

         Net cash used by operating activities                             (2,758,714)            (4,809,385)
                                                                          -----------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                       (48,574)              (491,631)
    Increase in note receivable - related party                               (21,461)               (13,754)
    Net purchase of investment                                                      -               (120,000)
    Cash acquired in acquisitions                                                   -                299,458
    Proceeds from sale of subsidiaries                                        400,000              1,845,465
    Net proceeds from sale of property and equipment                                -                  8,678
                                                                          -----------           ------------

         Net cash provided by investing activities                            329,965              1,528,216
                                                                          -----------           ------------


      The accompanying notes are an integral part of these consolidated financial statements.

                                         HALIS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                              FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                             1998                   1997
                                                                          -------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of
       transaction costs                                                    1,685,199              3,848,197
    Proceeds from 6% convertible promissory note                              100,000                      -
    Proceeds from 4% convertible promissory notes                                   -                200,000
    Net payments on convertible promissory note                             (215,000)                      -
    Net payments on line of credit                                                  -               (66,666)
    Net payments on obligations under capital leases                         (98,954)               (69,039)
    Net payments on note payable                                             (97,822)               (92,102)
    Net payments on notes payable   related parties                          (53,000)               (98,401)
                                                                          -----------           ------------

         Net cash provided by financing activities                          1,320,423              3,721,989
                                                                          -----------           ------------

NET INCREASE (DECREASE) IN CASH                                           (1,108,326)                440,820

CASH, BEGINNING OF YEAR                                                     1,160,809                719,989
                                                                          -----------           ------------
CASH, END OF YEAR                                                       $      52,483          $   1,160,809
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

                           HALIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                       Accumulated
                                   Common Stock          Additional        Other                                         Total
                             -------------------------    Paid-In      Comprehensive      Stock        Accumulated    Stockholders'
                                Shares        Amount      Capital      Income (Loss)   Subscription    Receivable        Deficit
                             ------------   ----------  ------------  --------------   ------------- --------------  --------------
Balances, December 31, 1996   23,972,621     $ 239,726   $10,874,401    $         -       $(240,000)  $(12,965,953)   $ (2,091,826)

Net loss                               -             -             -              -               -    (20,502,424)    (20,502,424)
Shares issued in business
  acquisitions                15,699,004       156,990    19,606,419              -               -              -      19,763,409
Issuance of common stock       3,040,332        30,403     3,749,945              -         240,000              -       4,020,348
Common stock issued for
  conversion of convertible
  debt to equity               1,527,718        15,278     1,512,440              -               -              -       1,527,718
                              ----------      --------    ----------       --------        --------    -----------      ----------

Balances, December 31, 1997   44,239,675       442,397    35,743,205              -               -    (33,468,377)      2,717,225

Net loss                               -             -             -              -               -     (3,148,799)     (3,148,799)
Shares received and cancelled
  as proceeds of sale of
  subsidiary                 (11,548,325)     (115,483)   (1,501,282)             -               -              -      (1,616,765)
Issuance of common stock      11,952,225       119,521     1,465,678              -               -              -       1,585,199
Common stock issued for
  conversion of convertible
  debt to equity               1,616,188        16,162       358,838              -               -              -         375,000
Change in unrealized loss on
    investment                        -             -             -        (88,542)              -              -         (88,542)
                             -----------      --------    ----------        -------        --------    -----------      ----------

Balances, December 31, 1998  $46,259,763     $ 462,597   $36,066,439       $(88,542)      $       -   $(36,617,176)    $  (176,682)
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

EARNINGS PER SHARE

The Company adopted SFAS No. 128, "Earnings Per Share," in 1997 which requires a basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of potential common shares included in diluted earnings per share, but excluded in basic earnings per share. As the Company experienced net losses for the income statement periods presented, potential common shares have an antidilutive effect and are excluded for purposes of calculating diluted earnings per share. The number of shares which have an antidilutive effect on diluted earnings per share was 1,652,650 and 1,942,345 in 1998 and 1997, respectively. There is no difference between earnings per share amounts recorded previously and amounts recorded pursuant to SFAS No. 128.


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


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reflected in the consolidated balance sheet for cash, loans and notes payable approximate their fair value due to the short maturities of those instruments. Available for sale marketable securities are recorded at fair value in the consolidated balance sheet.


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

As discussed in Note L to these financial statements, the Company completed two dispositions in 1998 that it believes substantially strengthened the Company's operations. These dispositions raised cash, improved cash flow, and increased the Company's focus on sales of its software technology.

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

LITIGATION

In February 1997, a complaint styled Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman v. Fisher Business Systems, Inc., HALIS, Inc., Larry Fisher, Paul W. Harrison, and Nathan I. Lipson was filed in the State Court of Fulton County, Georgia. The complaint alleges, among other things, breach of contract in connection with the termination by the Company of its merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company. The Surmans are the principals of ACCS and

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - COMMITMENTS AND CONTINGENCIES (Continued)

claim personal damages against the Company on certain of the claims, and claim a right to at least 150,000 shares of the Company's common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of the Company's common stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surman's further claim that the Company fraudulently induced them to solicit investors for the Company (the "Investor Solicitation Claim"). The complaint seeks damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor
Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The case has not yet been docketed in the Court of Appeals.
There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operations of the Company.

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

On March 22, 1999, the Company and Paul Harrison were sued by Debra York, the former President of the Company's wholly owned subsidiary, The Compass Group, Inc. Ms. York's complaint alleges that the Company breached an Employment Agreement that was entered into on January 10, 1997 with Ms. York by failing to pay certain commissions due for fiscal years 1997 and 1998, the Company breached one or more oral agreements as to the amount of the alleged commissions owed, and the Company and Mr. Harrison made false representations regarding the Company and its products in an effort to induce Ms. York to sell her company to the Company in January 1997 and make further investment in the Company subsequent to that date. Ms. York seeks at least $250,000 in damages, plus attorneys fees and punitive damages of an undisclosed amount.
The date for answering the complaint has not yet passed. The Company will be paying for the costs of defense for Mr. Harrison. The Company denies that any amounts are due to Ms. York under her Employment Agreement, that any oral agreements were entered with Ms. York, or that any false representations were made to Ms. York by the Company or Mr. Harrison, and will vigorously defend the action. In addition, the Company plans to raise a number of counter-claims in its answer against Ms. York when it is filed. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

HALIS is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein. No provision has been made in these financial statements regarding these items due to the uncertainty of their ultimate resolution.


OTHER

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

Exercise prices for options outstanding as of December 31, 1998 under the 1986 and 1988 Plans range from $0.125 to $11.875 per share. The weighted average remaining life of these options was approximately four years.

Exercise prices for options outstanding as of December 31, 1998 granted under the 1996 Plan ranged from $0.13 to $2.00 per share. The weighted average remaining life of these options was approximately nine years.

Exercise prices for options outstanding as of December 31, 1998 granted outside of the Plans ranged from $0.13 to $2.12 per share.
The weighted average remaining life of these options was approximately nine years.

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

On November 18, 1996, the Company entered into a license to a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which is controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison serves as the President of PHE and at the time beneficially owned approximately 40% of this company. PHE was acquired by HealthWatch, Inc. on October 2, 1998. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates to PHE (after the merger now known as MERAD Software, Inc.). In addition, the Company is obligated to pay MERAD Corporation, a 79% subsidiary of PHE (Paul Harrison owns the remaining 21% interest) a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc. The development agreement with MERAD Corporation ended June 30, 1998. During 1998 and 1997, $60,000 and $180,000, respectively, was earned by MERAD Corporation for specific enhancements and maintenance required by the Company to its software products. The Company owes MERAD Corporation $30,000 at December 31, 1998.

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - RELATED PARTY TRANSACTIONS (Continued)

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

The purpose of the acquisition by the Company of HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1998 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. However, due to the market volatility of the two companies

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J - RELATED PARTY TRANSACTIONS (Continued)

stock, and accounting issues that would be caused as a result of the merger that may have an adverse effect on HealthWatch, the companies agreed to delay the consummation of the merger. For the time being, the companies continue to operate under a business collaboration agreement between the parties, which allows HealthWatch to act as a reseller of the HES, and the parties agree to a cost sharing arrangement.

The Company's HealthWatch investment is viewed by both companies as a demonstration of HALIS' commitment to the joint venture. The arrangement contemplates shared sales prospects by the Company and HealthWatch with a commission or revenue sharing arrangement to be structured. HealthWatch will provide technology, including the management of digitized information from its devices, and an integration database engine for connection at the point of care.

On September 30, 1997 the then directors of the Company elected to convert their 7% convertible Promissory Notes to shares of the Company's common stock in accordance with the provisions of the notes. Shares were issued to the directors as follows:

Paul Harrison & affiliate                     90,000 shares

Larry Fisher                                  50,000 shares

Nathan Lipson (resigned in 1998)              90,000 shares

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

Paul Harrison & affiliate                   22,500 shares

Larry Fisher                                12,500 shares

Nathan Lipson                               22,500 shares

In addition, as of December 31, 1996, the Company owed $135,000 to Nathan Lipson, then a director of the Company. Those notes accrued interest at rates ranging from 8.75% to 12.0% per year and were due on demand. On September 30, 1997 the Company converted $129,188 of outstanding principal and accrued interest owed to Mr. Lipson into 129,188 shares of the Company's Common Stock.

NOTE K - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


Supplemental information required by SFAS No. 95 relative to the statement of cash flows is as follows:

                                                                         1998                 1997
                                                                    -------------         -------------
    Capital lease obligation incurred for the acquisition
       of equipment                                                  $    44,650          $           -
                                                                       =========            ===========
    Debt consolidated into a single note payable to a bank:
        Line of credit                                               $    92,334          $           -
        Note payable                                                     368,341                      -
                                                                        --------            -----------
                                                                     $   460,675          $           -
    Debt converted to equity:
        Exchange of 4% convertible promissory notes for
           common stock                                              $   300,000          $           -
        Exchange of 10% convertible promissory notes for
           common stock                                                   75,000                      -
        Exchange of notes payable   related party for
           common stock                                                        -                203,051
        Exchange of 7% convertible promissory notes for
           common stock                                                        -              1,216,000
        Exchange of services rendered for common stock                         -                108,667
                                                                      ----------            -----------
                                                                     $   375,000          $   1,527,718
                                                                      ==========            ===========

    12,048,305 shares of the Company's common stock
        recorded as consideration for sale of subsidiary             $ 1,686,763          $           -
                                                                      ==========            ===========
    Acquisitions:
        Fair value of assets acquired                                $         -          $   6,465,634
        Liabilities assumed                                                    -              2,341,960
        Stock issued                                                           -             19,763,409
           Goodwill                                                  $         -          $  15,639,735
                                                                      ----------            -----------
     Cash paid during the year for:
        Interest                                                     $    63,191          $      90,343
        Taxes                                                        $         -          $           -

                    HALIS, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE L - ACQUISITIONS AND DISPOSITIONS

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


NOTE L - ACQUISITIONS AND DISPOSITIONS (Continued)

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


NOTE L - ACQUISITIONS AND DISPOSITIONS (Continued)

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


NOTE L - ACQUISITIONS AND DISPOSITIONS (Continued)

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


NOTE L - ACQUISITIONS AND DISPOSITIONS (Continued)

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

     HALIS, INC.


     Date:  May 6, 1999          By:  /s/ Paul W. Harrison
                                         ----------------------------------
                                               Paul W. Harrison
                                            Chief Executive Officer


                                    By: /s/ Bruce A. Phillips
                                       ----------------------------------
                                               Bruce A. Phillips
                                            Principal Accounting and
                                            Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                             Title                              Date
        ----------                             -----                              ----
  /s/ Paul W. Harrison               Chairman of the Board, President        May 6, 1999
      Paul W. Harrison               and Chief Executive Officer


  /s/ Larry Fisher                   Director                                May 6, 1999
      Larry Fisher


  /s/ Dr. Joel Greenspan             Director                                May 6, 1999
      Dr. Joel Greenspan







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


