Form 10QSB
period 1999-03-31
HALIS INC
filed 1999-05-17
CIK 790733

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


   For Quarterly Period Ended                          Commission File Number:
      March 31, 1999                                         0-16288


                                    HALIS, INC.
         -----------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


        Georgia                                                58-1366235
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


             9040 Roswell Road, Suite 470, Atlanta, Georgia   30350
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

      Common Stock, $.01 Par Value, 51,033,315 shares are outstanding at April 30, 1999

                             PART I
                     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                   HALIS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET
                        MARCH 31, 1999
ASSETS
------
CURRENT ASSETS
--------------
Cash                                                   $    85,666
Customer claims and premium funds                          904,156
Receivables, less allowance for possible losses
   of $179,000                                             494,472
Other receivables                                                0
Other current assets                                        86,223
                                                        ----------
Total current assets                                     1,570,517


PROPERTY AND EQUIPMENT
----------------------
Computer equipment                                         387,286
Office furniture and fixtures                               64,617
Leasehold improvements                                       6,880
Less: accumulated depreciation                             (81,023)
                                                        ----------
Total property and equipment, net                          377,760


OTHER ASSETS
------------
Deposits                                                    99,250
Goodwill, net of accumulated
   amortization of $834,555                              1,179,858
Capitalized software development costs,
   net of accumulated amortization of $72,850               88,145
Other intangibles, net of
   accumulated amortization of $24,744                      94,026
Notes receivable - related parties                         603,125
Long-term investments                                      104,166
                                                        ----------
Total other assets                                       2,168,570
                                                        ----------

TOTAL ASSETS                                            $4,116,847
                                                        ==========

  The accompanying notes are an integral part of these statements.

                        HALIS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                            MARCH 31, 1999


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable and accrued expenses                       $1,047,902
   Deferred revenue and customer deposits                       1,170,675
   Payroll and sales taxes payable                                251,558
   Notes payable - unrelated parties                              359,547
   Notes payable - related parties                                 33,241
   Obligations under capital leases - current portion              50,139
   Deferred gain on sale of subsidiary                                  0
   Other current liabilities                                      571,236
                                                               ----------
      Total current liabilities                                 3,484,298


LONG-TERM DEBT
   Obligations under capital leases - net of current portion      233,010


STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock $.10 par value 5,000,000
   authorized;  0 issued and outstanding                                0
   Common stock $.01 par value 100,000,000
      authorized;  50,783,315 issued and outstanding              507,833
   Additional paid-in capital                                  36,493,875
   Unrealized loss on investment                                  (20,834)
   Accumulated deficit                                        (36,581,335)
                                                              -----------
      Total stockholders' equity (deficit)                        399,539
                                                              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)           $4,116,847
                                                                =========



   The accompanying notes are an integral part of these statements.

                      HALIS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                 THE THREE MONTHS ENDED MARCH 31, 1998


                                                  1999              1998
                                             -------------     -------------
SALES REVENUE                                $   1,582,836      $  2,191,097
-------------

COST AND EXPENSES
-----------------
   Cost of goods sold                              367,226           733,270
   Selling, general, and administrative            959,352         2,624,271
   Research and development                         69,702           233,398
   Amortization and depreciation                   139,516           265,417
                                               -----------       -----------
                                                 1,535,796         3,856,356
                                               -----------       -----------

OPERATING INCOME (LOSS)                             47,040        (1,665,259)
--------------

OTHER INCOME (EXPENSES)
-----------------------
   Interest expense                                (17,829)          (21,275)
   Interest income                                   6,630             6,604
                                               -----------       -----------
                                                   (11,199)          (14,671)

                                               -----------       -----------
NET INCOME (LOSS)                              $    35,841      $ (1,679,930)
                                               ===========       ===========

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                  $      (0.00)     $      (0.04)
                                               ===========       ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                              48,887,856        46,883,412
                                               ===========       ===========


   The accompanying notes are an integral part of these statements.

                           HALIS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND
                       THE THREE MONTHS ENDED MARCH 31, 1998

                                                                       1999              1998
                                                                    ----------        ----------
Cash flows from operating activities
Net Income (loss)                                                   $  35,841      $ (1,679,930)
  Adjustments to reconcile net loss to
  net cash used by operating activities:
    Amortization and depreciation                                     139,516           265,417
    Changes in allowances for losses on accounts receivable           (16,654)           57,713
    Changes in operating assets and liabilities, net of assets and liabilities acquired and sold
      Decrease (increase) in customer claims and premium funds         33,148           (35,115)
      Increase in accounts receivable                                (114,887)         (244,402)
      Increase in accounts receivable - related parties                     0            (1,186)
      Increase in notes receivable - related parties                   (6,833)                0
      Increase (decrease) in other current assets                     (15,352)           11,351
      Decrease in deposits                                             70,137                 0
      Decrease in accounts payable & accrued expenses                (159,740)         (353,405)
      Decrease in sales & payroll taxes                               (12,776)          (37,023)
      Increase in deferred revenues & customer deposits                76,325           531,549
      Decrease (increase) in other current liabilities               (101,060)           30,350
                                                                    ---------        ----------
          Total adjustments                                          (108,175)          225,246
                                                                    ---------        ----------
               Net cash used by operating activities                  (72,334)       (1,454,681)

Cash flows from investing activities:
    Purchases of property and equipment                                     0            (9,670)
                                                                    ---------        ----------
               Net cash used by investing activities                        0            (9,670)

Cash flows from financing activities:
    Proceeds from issuance of common stock                             50,000                 0
    Proceeds from 6% convertible debentures                                 0           758,000
    Proceeds from 4% convertible debentures                                 0           100,000
    Private equity rescissions                                              0           (50,000)
    Net payments on 7% convertible promissory notes                         0          (190,000)
    Net payments on lines of credit                                         0           (92,334)
    Payments on capital leases                                         (6,244)          (53,587)
    Net payments (proceeds) from notes payable                        (15,979)           73,273
    Net proceeds from notes payable - related parties                  77,741            40,000
                                                                   ----------        ----------
               Net cash provided by financing activities              105,518           585,352
                                                                   ----------        ----------

                 Net increase (decrease) in cash                       33,183          (878,999)

    Cash, beginning of the period                                      52,483         1,160,809
                                                                   ----------       -----------

    Cash, end of period                                             $  85,666        $  281,810
                                                                   ==========       ===========

           The accompanying notes are an integral part of these statements.

                             HALIS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Realization of Assets

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1998 and 1997. Although such losses have not continued in fiscal year 1999, there can be no assurance that profitable operations will continue. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1998 and 1997, and this continues to be the case in 1999, although on a much reduced basis. The Company had a working capital deficiency as of December 31, 1998 and as of March 31, 1999 of $2,457,627 and $1,913,781,
respectively. Specifically, the Company incurred negative cash flow from operating activities of approximately $72,334 from December 31, 1998 to March 31, 1999. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case by case basis.

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

     Management has been successful in reducing its operating overhead which has resulted in a decrease in its ongoing cash requirements. Additionally, the Company has been successful in generating cash investment from various entities to supplement its cash generated from operations. However, if the Company is unable to increase revenues and maintain its lower overhead structure during 1999, an additional capital infusion may be required for the Company to meet its obligations.

     Thus far in 1999, although interest in its HES product continues to increase, the Company has had limited success entering into contracts for the sale of the HES product due to the long sales cycle involved in decision process of potential customers. The Company continues to focus on the sale of HES software, which the Company believes will continue to gain market acceptance. In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations or joint ventures, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure. In this regard, the Company has assigned a number of its service and research and development personnel to its HealthWatch affiliate (which owns approximately 21% of the Company), and will outsource its service and support functions to HealthWatch in an effort to reduce its overhead and conserve its cash resources. By taking this step, the Company's management has made the decision to focus the Company on the sale of its HES product and the expansion of its claims administration business, while its affiliate converts itself into a services and support company that provides these services to the Company's customers. While the Company believes the plan that it is undertaking will be successful and is in the best interest of the Company, no assurances can be given that the Company indeed will be successful and that the Company will continue as a going concern. Risk factors include, among others, (i) timely completion of modifications and enhancements to the Company's healthcare products, (ii) continued working capital availability while such products are being developed, (iii) continued availability of key members of management, (iv) acceptance of the Company's products by customers in the healthcare market, (v) uncertainty of market acceptance,

(vi) reliance on a limited number of products, (vii) effective integration of acquisitions, if any (viii) technological change, and (ix) competition.


Merger Agreements

     On July 31, 1998, the Company and HealthWatch, Inc. ("HealthWatch") (NASDAQ: HEAL) announced the signing of a Letter of Intent to Merge dated as of July 14, 1998. The merger was expected to be in the form of a tax-free stock exchange and is subject to, among other things, the completion of due diligence and approval by the disinterested shareholders of both companies.
At the present time the consummation of the merger as contemplated in the Letter of Intent is uncertain. In the interim, HALIS and HealthWatch, an information technology company, are working together to provide the Company's software and services to the HealthWatch customer base. The two companies share certain expenses pursuant to a business collaboration agreement. Paul W. Harrison and Larry Fisher, who are each a director of the Company, also serve as directors of HealthWatch. Additionally, Mr. Harrison serves as Chairman, President and Chief Executive Officer of both companies. Brian L. Schleicher, the Vice President, Chief Administrative Officer and General Counsel of the Company, also serves as Chief Financial Officer, Chief Administrative Officer and General Counsel to HealthWatch. As of April 30, 1999, HealthWatch beneficially owned approximately 21% of the Company's common stock. Mr. Harrison, who directly owns 5.9% of the Company's common stock, indirectly controls in excess of 27% of the common stock of the Company by virtue of his positions at HealthWatch. Mr. Fisher directly owns less than 1% of the Company's common stock, and less than 1% of the common stock of HealthWatch. Mr. Schleicher does not own any shares of the Companys stock and less than 5% of the outstanding shares of HealthWatch.

     On November 18, 1996, the Company entered into a license agreement with Paul Harrison Enterprises, Inc. (now known as MERAD Software, Inc.) relating to a proprietary application software utility (the "MERAD Technology") that is owned by MERAD Software. MERAD Software was acquired by HealthWatch in October 1998, therefore HealthWatch, through its subsidiary, is entitled to receive from the Company a license fee equal to 10% of the gross revenues generated from any software products utilizing or incorporating MERAD and any derivations thereof by the Company or any of its affiliates. The Company's HES software was created utilizing MERAD, therefor any sales of the HES software will result in a royalty payment due directly to MERAD Software and indirectly to HealthWatch. In addition, the Company was obligated to pay MERAD Corporation, a MERAD Software subsidiary, a development fee of $15,000 per month pursuant to a license and software development agreement entered between MERAD Corporation and HALIS Software, Inc., the predecessor company of HALIS Services, Inc., a wholly-owned subsidiary of the Company. This arrangement terminated on June 30, 1998. Mr. Harrison serves as President and is a 21% shareholder of MERAD Corporation. During 1997 and 1998, $180,000 and $60,000, respectively, was paid to MERAD Corporation for specific enhancements and maintenance required by the Company to its software products. The Company owes MERAD Corporation $30,000 at March 31, 1999.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

FINANCIAL CONDITION

     Total assets at March 31, 1999 were $4,116,847, an increase of $375,935 from total assets of $3,740,912 at December 31, 1998. The increase is attributable to a $131,541 increase in receivables due to increased sales of the HES system and the $245,350 purchase of a new computer by ABAS.

     Current liabilities decreased by $396,918 from $3,881,216 at December 31, 1998 to $3,484,298 at March 31, 1999. The decrease is primarily attributable to the conversion of a $157,741 note payable due to HealthWatch into 1,824,645 shares of common stock of the Company and the conversion of a $255,000 salary deferral by a senior executive into 1,500,000 shares of common stock of the Company. These decreases were supplemented by the Company reducing accounts payable, accrued expenses, and other current liabilities by a total of $196,962. Increases in deferred revenue and customer deposits and in current portions of capital leases of $$76,325 and $42,474, respectively, offset the decreases. The total increase in obligations under capital leases of $239,106 is due to the purchase of a new computer system by ABAS.

     Stockholder's equity increased from $(176,682) at December 31, 1998 to $399,539 at March 31, 1999, an increase of $576,221. This increase is attributable to net income during the period of $35,841, the sale of 666,667 shares of common stock of the Company for $50,000 in a private placement, an unrealized gain of $67,708 in the Company's long-term investment in an affiliate, and the issuance of 3,856,884 shares of common stock upon the conversion of related party notes payable, salary deferrals by a senior executive, and accrued expenses by outside advisors, during the three months ended March 31, 1999.


RESULTS OF OPERATIONS

     Sales revenue decreased by $608,261 for the three-month period ended March 31, 1999 as compared to the same period for the prior year. The changes in the three-month period are primarily the result of lost revenues of $1,179,649 from the divestiture of the Company's PRN and Homa subsidiaries, offset by increases in revenues of HES of $314,063 and ABAS of $126,937.

     Cost of goods sold decreased $366,044 for the three-month period ended March 31, 1999 as compared to the same period for the prior year. As a percentage of sales revenue, cost of goods sold were 23.2% and 33.5% for the three months ended March 31, 1999 and 1998, respectively. This decrease is largely attributable to the sale of the PRN and Homa subsidiaries and the loss of their higher margin revenues.

     Selling, general and administrative expenses decreased by $1,664,919 to $959,352 for the three-month period ended March 31, 1999. The decrease in primarily the result of reduced expenses associated with the disposition of the Company's PRN and Homa subsidiaries of approximately $1.25 million and a decrease in corporate overhead of approximately $664,000, including $250,000 in salaries as part of the Company's downsizing.
The decrease is further affected by the Company's business collaboration agreement with HealthWatch. The Company recorded a net $60,000 reduction in selling, general and administrative expenses during the quarter as a result of this agreement.

     Research and development costs decreased by $163,696 for the three-month period ended March 31, 1999 as compared to the same period for the prior year. These reductions are primarily the result of the movement of the Company's HES system from the initial and beta phase of development to commercial viability during 1998 and the shift of certain research and development personnel to work as part of the Merad Software services group for HealthWatch effective March 1, 1999.

     Net income of $35,841 for the three months ended March 31, 1999 as compared to a net loss of $1,679,930 for the three months ended March 31, 1998 are an improvement of $1,715,771. The improvement is attributable to a decrease in the selling, general and administrative expenses resulting from the downsizing of the Company and the net effect of its divestiture activity. The improvement is also the result of the beginning of market acceptance of the Company's HES product during the second half of 1998 and the first quarter of 1999 and increased business at the Company's ABAS subsidiary.


LIQUIDITY AND CAPITAL RESOURCES

     During the three month period ended March 31, 1999, operating activities consumed $72,334 of cash as compared to $1,454,681 for the same period for the prior year. As discussed in the previous section, the primary reasons for the improvement are decreases in selling, general and administrative expenses and research and development expenses, the results of the Company's divestiture strategy, and the beginning of market acceptance of the Company's HES product during the second half of 1998 and the first quarter of 1999 and increased business at the Company's ABAS subsidiary.

     The Company continues to monitor its cash situation very closely. Due to the down-sizing of the Company, its cash needs are not as acute as they were during 1998. However, if the Company is unable to increase sales of its HES system during the second and third quarters of 1999, the Company may not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking additional capital.

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

                                PART II
                          OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS.

Debra B. York v. HALIS, Inc. and Paul Harrison, Fulton Superior
----------------------------------------------
Court Civil Action File No. 1999CV06535

     On March 22, 1999, the Company and Paul Harrison were sued by Debra York, the former President of the Company's wholly-owned subsidiary, The Compass Group, Inc. Ms. York's complaint alleges that the Company breached an Employment Agreement with Ms. York by failing to pay certain commissions due for fiscal years 1997 and 1998, the Company breached one or more oral agreements as to the amount of the alleged commissions owed, and the Company and Mr. Harrison made false representations regarding the Company and the HES product in an effort to induce Ms. York to sell her company to the Company in January 1997 and make further investment in the Company subsequent to that date. Ms. York seeks at least $250,000 in damages, plus attorneys fees and punitive damages of an undisclosed amount. The date for answering the complaint has not yet passed. The Company will be picking up the defense for Mr. Harrison. The Company denies that any amounts are due to Ms. York under her Employment Agreement, that any oral agreements were entered with Ms. York, or that any false representations were made to Ms. York by the Company or Mr. Harrison, and will vigorously defend the action. In addition, the Company plans to raise a number of counter-claims in its answer against Ms. York.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three-month period ended March 31, 1999, the Company raised $50,000 through a private placement of its common stock, resulting in the Company issuing 666,667 shares. An addition 1,500,000 shares were issued to Paul Harrison in lieu of $255,000 of unpaid but accrued salary owed to Mr. Harrison for 1998. Further, 1,824,645 shares of common stock were issued to HealthWatch in satisfaction of $157,741 due to HealthWatch under a 6% convertible debenture entered into in 1998 and subsequent advances. Lastly, 532,239 shares of common stock were issued to consultants for services rendered to the Company during 1998 and the three-month period ended March 31, 1999. In total an aggregate of 4,523,551 shares of common stock were issued during the three-month period ended March 31, 1999.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.  The following exhibits are filed with or incorporated by reference into this report:

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-2 (No. 333-45783) filed February 6, 1998)
     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-2 (No. 333-34215) filed August 22, 1997)
     4.1        Form of Common Stock Certificate (incorporated by reference to
                Exhibit 4.1 of the Company's Registration Statement on Form S-18 (No. 33-14114-A), filed May 7, 1987, as amended)
     4.2 Form of 6% Convertible Debenture Subscription Agreement and Convertible Debenture (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10QSB for the period ended June 30, 1998, filed August 13, 1998)
     27.1       Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended March 31,1999.

     None

                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HALIS, INC.




Dated: May 14, 1999              By: /s/ Paul W. Harrison
                                         ------------------------------------
                                         Paul W. Harrison, Chairman of
                                         the Board, Chief Executive Officer
                                         and President
                                         (Principal Executive Officer)


Dated: May 14, 1999              By: /s/ Brian L. Schleicher
                                         ------------------------------------
                                         Brian L. Schleicher, Vice President
                                         and Chief Administrative Officer
                                         (Principal Financial and Accounting
                                         Officer)

                              EXHIBIT INDEX

     Exhibit
     Number         Description
     ----------     ---------------

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-2 (No. 333-45783) filed February 6, 1998)
     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-2 (No. 333-34215) filed August 22, 1997)
     4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-18 (No. 33-14114-A), filed May 7, 1987, as amended)
     4.2 Form of 6% Convertible Debenture Subscription Agreement and Convertible Debenture (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10QSB for the period ended June 30, 1998, filed August 13, 1998)
     27.1           Financial Data Schedule (for SEC use only)