Form 10QSB
period 1999-09-30
HALIS INC
filed 1999-11-22
CIK 790733

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

   For Quarterly Period Ended                          Commission File Number:
      September 30, 1999                                         0-16288

                                   HALIS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        Georgia                                                   58-1366235
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

             9040 Roswell Road, Suite 470, Atlanta, Georgia   30350
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

      Common Stock, $.01 Par Value, 53,621,668 shares are outstanding at October 31, 1999

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999

                                     ASSETS
                                     ------
CURRENT ASSETS
--------------
Cash                                                   $         0
Customer claims and premium funds                        1,163,171
Receivables, less allowance for possible losses
   of $178,998                                             313,178
Other receivables                                                0
Other current assets                                        72,208
                                                        ----------
Total current assets                                     1,548,557

PROPERTY AND EQUIPMENT
----------------------
Computer equipment                                         414,384
Vehicles                                                    36,588
Office furniture and fixtures                               64,617
Leasehold improvements                                      29,770
Less: accumulated depreciation                            (117,368)
                                                        ----------
Total property and equipment, net                          427,990

OTHER ASSETS
------------
Deposits                                                    99,250
Goodwill, net of accumulated

   amortization of $1,041,000                              973,413
Capitalized software development costs,

   net of accumulated amortization of $88,949               72,046
Other intangibles, net of
   accumulated amortization of $54,436                      64,334
Notes receivable - related parties                         665,769
Long-term investments                                       39,083
                                                        ----------
Total other assets                                       1,913,894
                                                        ----------

TOTAL ASSETS                                            $3,890,441
                                                        ==========

  The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1999

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES

   Accounts payable and accrued expenses                            $ 1,189,661
   Deferred revenue and customer deposits                             1,481,821
   Payroll and sales taxes payable                                      146,334
   Notes payable - unrelated parties                                    324,920
   Notes payable - related parties                                          741
   Obligations under capital leases - current portion                    58,180
   Deferred gain on sale of subsidiary                                        0
   Other current liabilities                                            418,163
                                                                    -----------
      Total current liabilities                                       3,619,820

LONG-TERM DEBT
   Obligations under capital leases - net of current portion            223,825

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock $.10 par value 5,000,000
      authorized; 0 issued and outstanding                                    0
   Common stock $.01 par value 100,000,000
      authorized; 52,383,327 issued and outstanding                     523,833
   Additional paid-in capital                                        36,654,756
   Stock subscription receivable                                              0
   Treasury stock                                                             0
   Unrealized loss on investment                                        (85,917)
   Accumulated deficit                                              (37,045,875)
                                                                    -----------
      Total stockholders' equity (deficit)                               46,796
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $ 3,890,441
                                                                    ===========


        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND
                    THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                  1999                 1998
                                              -------------       --------------
SALES REVENUE                                  $ 1,056,733         $  1,845,785
-------------

COST AND EXPENSES
-----------------
   Cost of goods sold                               95,767              447,714
   Selling, general, and administrative            953,191            1,577,065
   Research and development                         93,441              198,658
   Amortization and depreciation                   145,145              275,418
   Write down of intangibles                             0                    0
                                               -----------          -----------
                                                 1,287,543            2,498,855
                                               -----------          -----------

OPERATING INCOME (LOSS)                           (230,810)            (653,070)
-----------------------

OTHER INCOME (EXPENSES)
-----------------------
   Gain (loss) on sale of subsidiaries                   0                    0
   Gain (loss) on asset disposal                         0                    0
   Interest expense                                (15,606)             (10,790)
   Interest income                                   7,008                6,860
   Other income (expense)                           11,237               18,183
                                               -----------          -----------
                                                     2,639               14,253

                                               -----------          -----------
NET INCOME (LOSS)                              $  (228,171)         $  (638,817)
                                               ===========          ===========

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                   $     (0.00)         $     (0.01)
                                               ===========          ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                              52,337,675           56,666,345
                                               ===========          ===========


        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                  1999                 1998
                                             -------------         -------------
SALES REVENUE                                $   3,787,304            6,135,153
-------------

COST AND EXPENSES
-----------------
   Cost of goods sold                              766,469            1,492,386
   Selling, general, and administrative          2,764,795            7,027,483
   Research and development                        246,015              635,202
   Amortization and depreciation                   428,097              697,995
   Write down of intangibles                             0                    0
                                               -----------          -----------
                                                 4,205,377            9,853,066
                                               -----------           ----------

OPERATING INCOME (LOSS)                           (418,072)           3,717,913)
-----------------------

OTHER INCOME (EXPENSES)
-----------------------
   Gain (loss) on sale of subsidiaries                   0                    0
   Gain (loss) on asset disposal                         0                    0
   Interest expense                                (45,950)             (45,000)
   Interest income                                  20,341               19,350
   Other income (expense)                           14,983               12,769
                                               -----------          -----------
                                                   (10,625)             (12,881)

                                               -----------          -----------
NET INCOME (LOSS)                              $  (428,698)        $ (3,730,794)
                                               ===========          ===========

BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE                                  $      (0.01)        $      (0.07)
                                               ===========          ===========

BASIC AND DILUTED WEIGHTED AVERAGE
SHARES OUTSTANDING                              52,335,952           52,264,459
                                               ===========          ===========


        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND
                    THE NINE MONTHS ENDED SEPTEMBER 30, 1998


                                                                            1999            1998
                                                                       -------------   ---------------
Cash flows from operating activities
Net Income (loss)                                                       $ (428,698)     $ (3,730,794)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Amortization and depreciation                                          428,097           697,995
    Gain on disposal of assets                                                   0                 0
    Decrease (increase) in allowances for losses
     on accounts receivable                                                (16,656)           14,458
    Changes in operating assets and liabilities, net
     of assets and liabilities acquired and sold:
      Decrease (increase) in customer claims and premium funds            (225,867)           51,372
      Decrease (increase) in accounts receivable                            66,409          (395,392)
      Decrease (increase) in accounts receivable - related parties               0           (14,824)
      Decrease (increase) in notes receivable - related parties            (69,477)                0
      Decrease (increase) in other current assets                           (1,337)          (22,370)
      Increase (decrease) in deposits                                       70,137            (7,053)
      (Decrease) increase in accounts payable and accrued expenses          (1,100)          303,966
      Decrease in sales & payroll taxes                                   (118,000)         (134,389)
      Increase in deferred revenues & customer deposits                    387,471           467,869
      (Decrease) increase in other current liabilities                    (254,133)          275,854
                                                                        ----------      ------------
          Total adjustments                                                265,544         1,237,486
                                                                        ----------      ------------
               Net cash used by operating activities                      (163,154)       (2,493,308)

Cash flows from investing activities:

    Purchases of property and equipment                                    (59,988)          (36,835)
                                                                        ----------      ------------
               Net cash used by investing activities                       (59,988)          (36,835)

Cash flows from financing activities:

    Proceeds from issuance of common stock                                 210,000            65,000
    Proceeds from 6% convertible debentures                                      0         1,505,400
    Proceeds from 4% convertible debentures                                      0           100,000
    Private equity rescissions                                                   0           (50,000)
    Net payments on 7% convertible promissory notes                              0          (190,000)
    Net payments on 10% convertible promissory notes                             0           (25,000)
    Net payments on lines of credit                                              0           (92,334)
    Payments on capital leases                                             (33,976)          (98,347)
    Net payments (proceeds) from notes payable                             (50,606)           22,615
    Net proceeds from notes payable - related parties                       45,241           132,000
                                                                        ----------      ------------
               Net cash provided by financing activities                   170,659         1,369,334
                                                                        ----------      ------------

               Net increase (decrease) in cash                             (52,483)       (1,160,809)

    Cash, beginning of the period                                           52,483         1,160,809
                                                                        ----------      ------------

    Cash, end of period                                                 $        0      $          0
                                                                        ==========      ============

        The accompanying notes are an integral part of these statements.

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

Realization of Assets

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1998 and 1997. Such losses have continued for the nine months ended September 30, 1999. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1998 and 1997, and this continues to be the case in 1999, although on a much reduced basis. The Company had a working capital deficiency as of December 31, 1998 and as of September 30, 1999 of $2,457,627 and $2,071,263, respectively. Specifically, the Company incurred negative cash flow from operating activities of approximately $163,154 from December 31, 1998 to September 30, 1999. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case-by-case basis. Due to the Company's weak cash position, it has been forced to renegotiate some of the payment terms previously agreed upon with some of its vendors.

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

     Management has been successful in reducing its operating overhead which has resulted in a decrease in its ongoing cash requirements. Additionally, the Company has been successful in the past in generating cash investment from various entities to supplement its cash generated from operations. However, if the Company is unable to produce revenues and maintain its lower overhead structure during the fourth quarter of 1999, an additional capital infusion will be required for the Company to meet its obligations.

     Thus far in 1999, although interest in its HES enterprise-wide product and its practice area segmented derivatives continues to increase, the Company has had virtually no success in entering into contracts for the sale of its software products due to the long sales cycle involved in the decision process of potential customers, the hesitancy of customers to convert to new software until after December 31, 1999 and the poor financial condition and performance of the Company. However, because of the Company's inability to make inroads in the medical software distribution systems through conventional methods, the Company has focused its attention on trying to enter into joint ventures with one or more entities which the Company hopes will result in one or more alliances with entities that can assist in the distribution of its software products. The Company believes that by entering into one or more joint ventures, the Company will be able to enhance its capital structure, as well as its sales and marketing infrastructure. Further, the Company has found a general resistance to the fully integrated nature of it's enterprise-wide product by customers who view the HES enterprise product as being more comprehensive than their current needs (regardless of the fact that it is priced significantly lower than competitors who supply only component parts of the same type of system). As a result, the Company has decided to separate the HES enterprise-wide product into nine derivative versions, each specifically designed for a certain market segment. It is hoped that the separate market segmentation of its product will enable the Company to identify customers who have specific needs to be addressed rather than viewing their business on an enterprise-wide basis. No guaranty can be provided that this new focus of the Company on its products will be successful in penetrating any one or more of the identified market segments. However, management is confident that during the first quarter of calendar year 2000 customer concerns regarding the year 2000 issue will subside and the Company's software products will gain market acceptance.

     Additionally, in order to focus more on being a product-oriented company, the Company has assigned a number of its service and research and development personnel to its HealthWatch affiliate (which owns approximately 21% of the Company), and will outsource its service and support functions to other joint venture partners in an effort to reduce its overhead and conserve its cash resources. By taking this step, the Company's management has made the decision to focus the Company on the sale of its HES products and the expansion of its claims administration business, while its affiliates focus on services and support to the Company's customers.

     While the Company anticipates that the plan it is undertaking will be successful and is in the best interest of the Company, no assurances can be given that the Company indeed will be successful and that the Company will continue as a going concern without either an infusion of cash or a successful alliance with one or more joint venture partners. Risk factors include, among others, (i) timely completion of modifications and enhancements to the Company's healthcare products requested by customers, (ii) continued working capital availability while such products are being developed, (iii) continued availability of key members of management, (iv) acceptance of the Company's products by customers in the healthcare market, (v) uncertainty of market acceptance, (vi) reliance on a limited number of products, (vii) effective integration of acquisitions, if any, (viii) technological change, and (ix) competition.

Merger Agreements

     On July 31, 1998, the Company and HealthWatch, Inc. ("HealthWatch") (NASDAQ: HEAL) announced the signing of a Letter of Intent to Merge dated as of July 14, 1998. The merger was expected to be in the form of a tax-free stock exchange and is subject to, among other things, the completion of due diligence and approval by the disinterested shareholders of both companies. At the present time the consummation of the merger as contemplated in the Letter of Intent is uncertain. In the interim, HALIS and HealthWatch, an information technology company, are working together to provide the Company's software and services to the HealthWatch customer base. To date, HealthWatch has been unsuccessful in selling any of the Company's products to any of its customers. The two companies share certain expenses pursuant to a business collaboration agreement. Paul W. Harrison serves as Chairman, President and Chief Executive Officer, and is a director of both companies. Brian L. Schleicher, served as Chief Financial Officer, Chief Administrative Officer and General Counsel to HealthWatch from September 1, 1998 through August 15, 1999. From September 1, 1998 through July 27, 1999, Mr. Schleicher also served as Chief Administrative Officer of the Company, and continues to serve as its General Counsel. Mr. Schleicher continues to serve as General Counsel to both companies. As of September 30, 1999, HealthWatch beneficially owned approximately 21% of the Company's common stock. Mr. Harrison, who directly owns 5.9% of the Company's common stock, indirectly controls in excess of 27% of the common stock of the Company by virtue of his positions at HealthWatch. Mr. Schleicher does not own any shares of the Company's stock (but holds 300,000 options) and less than 5% of the outstanding shares of HealthWatch. On June 1, 1999, Larry Fisher, formerly a director of both the Company and HealthWatch resigned his positions in both Companies to pursue other ventures.

     On November 18, 1996, the Company entered into a license agreement with Paul Harrison Enterprises, Inc. (now known as MERAD Software, Inc.) relating to a proprietary application software utility (the "MERAD Technology") that is owned by MERAD Software, Inc. MERAD Software, Inc. was acquired by HealthWatch in October 1998, therefore HealthWatch, through its subsidiary, is entitled to receive from the Company a license fee equal to 10% of the gross revenues generated from any software products utilizing or incorporating MERAD and any derivations thereof by the Company or any of its affiliates. The Company's HES software was created utilizing the MERAD Technology, therefor any sales of the HES software will result in a royalty payment being due directly to MERAD
Software, Inc. and indirectly to HealthWatch. In addition, the Company was obligated to pay MERAD Corporation, a MERAD Software, Inc. subsidiary, a development fee of $15,000 per month pursuant to a license and software development agreement entered into between MERAD Corporation and HALIS Software, Inc., the predecessor company of HALIS Services, Inc., a wholly-owned subsidiary of the Company. This arrangement terminated on June 30, 1998. Mr. Harrison served as President and was a 21% shareholder of MERAD Corporation, which was dissolved on July 21, 1999. During 1998, $60,000 was paid to MERAD Corporation for specific enhancements and maintenance required by the Company to its software products.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FINANCIAL CONDITION

     Total assets at September 30, 1999 were $3,890,441, an increase of $149,529 from total assets of $3,740,912 at December 31, 1998. An increase of $245,350 is attributable to the purchase of a new computer by the Company's ABAS subsidiary, a $225,867 increase in restricted cash, customer claims, and premium funds, a $69,477 increase in notes receivable - related parties, and a $64,334 increase in other intangibles, offset by depreciation and amortization for the nine months ended September 30, 1999 of $428,097.

     Current liabilities decreased by $261,396 from $3,881,216 at December 31, 1998 to $3,619,820 at September 30, 1999. The decrease is primarily attributable to the conversion in the first quarter of a $157,741 note payable due to HealthWatch into 1,824,645 shares of common stock of the Company and the conversion of a $255,000 salary deferral by a senior executive into 1,500,000 shares of common stock of the Company. These decreases were supplemented by the Company reducing accounts payable, accrued expenses, and other current liabilities by a total of $339,389. During the nine months ended September 30, 1999, the Company paid down $50,606 of notes payable - unrelated parties. Increases in deferred revenue and customer deposits and in current portions of capital leases of $387,471 and $50,515, respectively, offset the decreases.

The total increase in obligations under capital leases of $223,543 is due to the purchase of a new computer system by the Company's ABAS subsidiary.

     Stockholders' equity increased from $(176,682) at December 31, 1998 to $46,796 at September 30, 1999, an increase of $223,478. The increase is attributable to the sale of 2,066,667 shares of common stock of the Company for $210,000 in three private placements, and the issuance of 4,056,896 shares of common stock upon the conversion of related party notes payable, salary deferrals by a senior executive, and accrued expenses by outside advisors, during the nine months ended September 30, 1999. These increases are offset by a net loss for the nine months ended September 30, 1999 of $428,698.

RESULTS OF OPERATIONS

     Sales revenue decreased by $789,052 and $2,347,849 for the three- and nine-month periods ended September 30, 1999, respectively, as compared to the same periods for the prior year. The changes in the three- and nine-month periods are primarily the result of lost revenues of $278,422 and $2,125,574, respectively, from the divestiture of the Company's PRN and Homa subsidiaries. Other decreases for the three months ended September 30, 1999 are $562,430 in consulting, $169,163 in HES revenue, offset by increases of $223,985 in ABAS revenue. Other increases for the nine months ended are $177,879 in HES revenue and $406,978 for ABAS offset by a decrease in consulting revenue of $807,132. During the second quarter of 1999, the Company wound down the operations of its Compass Group consulting services subsidiary as its contracts with its customers expired. Due to its cash requirements and low profit margins, the Company has decided not to expend its valuable cash resources on continuing or expanding its consulting services business.

     Cost of goods sold decreased $351,947 and $725,917 for the three- and nine-month periods ended September 30, 1999, respectively, as compared to the same periods for the prior year. As a percentage of sales revenue, cost of goods sold were 9.1% and 24.3% for the three-month periods ended September 30, 1999 and 1998, respectively, and 20.2% and 24.4% for the nine-month periods ended
September 30, 1999 and 1998, respectively. These decreases are largely attributable to the sale of the PRN and Homa subsidiaries and the loss of their lower margin revenues as compared to the ongoing software, consulting, and claims processing businesses.

     Selling, general and administrative expenses decreased by $623,874 and $4,262,688, respectively, for the three- and nine-month periods ended September 30, 1999 as compared to the same periods for the prior year. The decreases are primarily the result of reduced expenses associated with the disposition of the Company's PRN and Homa subsidiaries of approximately $245,000 and $2,362,000 and decreases in corporate overhead of approximately $696,000 and $2,369,000, for the three- and nine-months ended September 30, 1999, respectively, as compared to the same periods for the prior year. These decreases were offset by increases in overhead at ABAS of $190,000 and $476,000 for the three- and nine-month periods ended September 30, 1999 and 1998, respectively. Decreases in corporate salaries of $331,000 and 1,110,000 for the three and nine months ended September 30, 1999, respectively, are included in the reductions of corporate overhead in conjunction with the Company's downsizing. The decrease is further affected by the Company's business collaboration agreement with HealthWatch. The Company recorded net reductions of $25,000 and $115,000 in selling, general and administrative expenses during the three- and nine-month periods ended September 30, 1999, respectively, as a result of this agreement.

     Research and development costs decreased by $105,217 and $389,187 for the three- and nine-month periods ended September 30, 1999, respectively, as compared to the same periods for the prior year. These reductions are primarily the result of the movement of the Company's HES system from the initial and beta phase of development to commercial viability during 1998 and the shift of certain research and development personnel to work as part of the MERAD Software services group for HealthWatch effective March 1, 1999.

     Net losses of $228,171 and $428,698 for the three- and nine-month periods ended September 30, 1999, respectively, as compared to net losses of $638,817 and $3,730,794 for the same periods for 1998 are improvements of $410,646 and $3,302,096. The improvements are attributable to decreases in the selling, general and administrative expenses resulting from the downsizing of the Company and the net effect of its divestiture activity. Unless additional revenue is generated from product sales or as a result of a joint venture alliance, the Company anticipates that losses will continue during the fourth quarter of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine-month period ended September 30, 1999, operating activities consumed $163,154 of cash as compared to $2,493,308 for the same period for the prior year. As discussed in the previous section, the primary reasons for the improvement are decreases in selling, general and administrative expenses and research and development expenses, and the results of the Company's divestiture strategy.

     The Company continues to monitor its cash situation very closely. Due to the down-sizing of the Company, its cash needs are not as acute as they were during 1998 and the first half of 1999. However, during the first nine months of 1999 the Company has been unsuccessful in penetrating the medical practices markets with its HES products, and has seen the winding down of its Compass consulting services business. This has caused a tremendous drain on the Company's scarce cash resources. If the Company is unable to increase sales of its HES products during the fourth quarter of 1999, the Company will not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking additional capital infusion. There is no guarantee that the Company will be able to raise sufficient cash or at what terms such cash, if available, will be provided to the Company.

YEAR 2000

     Software applications that use only two digits to identify a year in the date field may cause fatal errors in the processing of data (the "Year 2000 Concern"). The Company acknowledges that the failure of its software to recognize the proper date codes could cause substantial harm to the Company and its customers. Accordingly, the Company developed its HES software with the Year 2000 Concern in mind and has designed its software to be Year 2000 compliant. This means that the Company believes that all of the Company's healthcare software sold to customers will accept and recognize date codes for the Year 2000 and beyond, and process that information recognizing the correct year in the date field. The Company does not believe that the failure of any of the software that it utilizes in its operations from third-party vendors to be Year 2000 compliant will have a material effect on the Company, with the exception of the claims processing software utilized by its ABAS subsidiary. ABAS is a third-party administrator and has switched to a new claims processing system that is Year 2000 compliant. The Company believes that, with the exception of the software that was previously utilized at its ABAS subsidiary, even if the remaining software it utilizes from vendors is not Year 2000 compliant, there are sufficient alternatives available that the Company can resolve any issues by the second quarter of 1999 without incurring any material amounts to resolve any Year 2000 Concerns.

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

ITEM 1.   LEGAL PROCEEDINGS.

Debra B. York v. HALIS, Inc. and Paul Harrison, Fulton Superior
----------------------------------------------
Court Civil Action File No. 1999CV06535

     On March 22, 1999, the Company and Paul Harrison were sued by Debra York, the former President of the Company's wholly-owned subsidiary, The Compass Group, Inc. Ms. York's complaint alleged that the Company breached an Employment Agreement with Ms. York by failing to pay certain commissions due for fiscal years 1997 and 1998, the Company breached one or more oral agreements as to the amount of the alleged commissions owed, and the Company and Mr. Harrison made false representations regarding the Company and the HES product in an effort to induce Ms. York to sell her company to the Company in January 1997 and make further investment in the Company subsequent to that date. Ms. York seeks at least $250,000 in damages, plus attorneys fees and punitive damages of an undisclosed amount. In its answer the Company denied that any amounts were due by the Company to Ms. York under her Employment Agreement, that any oral agreements were entered with Ms. York, or that any false representations were made to Ms. York by the Company or Mr. Harrison. The Company vigorously defended this suit on behalf of itself and Mr. Harrison. In addition, the Company raised a number of counter-claims against Ms. York in its answer, including that Ms. York breached the merger agreement entered at the time the Company acquired the Compass Group, and the terms of her non-competition agreement. Further, on June 8, 1999, three of the Company's operating subsidiaries, The Compass Group, Inc., HALIS Services, Inc., and HES Technology, Inc. commenced an action against Ms. York in the Superior Court of Cobb County, Georgia, Case No. 99-1-4523-28, in which these companies allege causes of action against Ms. York for breach of contract, misappropriation of trade secrets and confidential information, intentional interference with contracts, and breach of fiduciary duties. Ms. York answered denying liability.

     On September 17, 1999, the parties agreed to a settlement of all claims and counterclaims, with neither party admitting fault, and both cases have been dismissed with prejudice.

Motivational Marketing, Inc. v. TG Marketing Systems, Inc. et al.,
-----------------------------------------------------------------
United States District Court of the District of New Jersey, Civil Action Case No. 99-975 (AJL)

     On April 8, 1999, Motivational Marketing filed an action against the Company, its now defunct subsidiary, TG Marketing Systems, Inc. (TG Marketing"), and others alleging that Motivational Marketing is owed certain commissions in excess of $75,000, plus punitive damages and attorneys fees in an undisclosed amount. The alleged obligation arose from an agreement entered by TG Marketing prior to its acquisition by the Company in 1997. Additionally, the Company sold all of the business and assets of TG Marketing in 1998 and agreed to defend and indemnify the purchaser against unknown claims such as the plaintiff's. As a result the Company is paying all of the fees and expenses incurred by the purchaser of the TG Marketing business to defend against this lawsuit. Likewise, the Company has preserved its rights against the seller from whom the Company purchased TG Marketing who has agreed to indemnify the Company against such claims. The Company in its answer denied that it is liable to the plaintiffs and that it is subject to the jurisdiction of the courts of the State of New Jersey. Accordingly, on May 27, 1999, the Company filed a motion to dismiss the matter for lack of personal jurisdiction. On September 28, 1999, the New Jersey court agreed with the Company's jurisdictional arguments and has transferred the case to the United States District Court for the Northern District of Georgia. This matter will be proceeding to the discovery phase in the near future.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     During the three- and nine-month periods ended September 30, 1999, the Company raised $10,000 and $210,000, respectively, through the private placement of its common stock, resulting in the Company issuing 100,000 and 2,066,667 shares during these periods. During the nine months ended September 30, 1999, an additional 1,500,000 shares were issued to Paul Harrison in lieu of $255,000 of accrued but unpaid salary owed to Mr. Harrison for 1998. Furthermore, 1,824,645 shares of common stock were issued to HealthWatch in satisfaction of $157,741 due to HealthWatch under a 6% convertible debenture entered into in 1998 and subsequent advances. Lastly, zero and 732,251 shares of common stock were issued to consultants during the three- and nine-month periods ended September 30, 1999, respectively, for services rendered to the Company during 1998 and 1999. In total, aggregates of 100,000 and 5,073,563 shares of common stock were issued during the three- and nine-month periods ended September 30, 1999, respectively.

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

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended September 30, 1999.

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HALIS, INC.


Dated: November 19, 1999            By: /s/ Paul W. Harrison
                                       ----------------------------------------
                                        Paul W. Harrison, Chairman of the Board
                                        Chief Executive Officer and President

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