Form 10KSB
period 1999-12-31
HALIS INC
filed 2000-04-26
CIK 790733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 1999

                        Commission File Number 0-16288

                                  HALIS, INC.
            --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Georgia                                        58-1366235
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                       Identification No.)

                              3525 Piedmont Road
                          7 Piedmont Center Suite 300
                            Atlanta, Georgia 30305
                                (404) 262-0181
--------------------------------------------------------------------------------
                   (Address of principal executive offices, including zip code, and telephone number, including area code)

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

                                Yes X  No______
                                    -

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     Revenues for the fiscal year ended December 31, 1999: $5,082,493

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (approximately 43,141,349 shares) on March 31, 2000 was approximately $6,738,679. The aggregate market value was computed by reference to the average of the bid and asked prices of the Common Stock the Nasdaq Bulletin Board on March 31, 2000. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered to be affiliates of the Registrant at that date.

     The number of shares outstanding of the Registrant's Common Stock as of March 31, 2000 was 57,317,222 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                     -------------------------------------

None

Transitional Small Business Disclosure Format (check one):
               Yes  ________  No  X


                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

     Halis, Inc. ("Halis" or the "Company"), headquartered in Atlanta, Georgia, is a systems developer of information technology and a provider of related services, focusing on the healthcare industry. The Company also provides third party administrative services for healthcare plans of large and small companies throughout the United States. Halis' offices are located in Atlanta, Georgia and Chicago, Illinois.

     On March 8, 2000, the Company entered into a Letter of Intent with HealthWatch, Inc. ("HealthWatch") to merge into a wholly-owned Georgia subsidiary of HealthWatch. See "Item 1: Description of Business-Recent Developments." HealthWatch is a publicly traded company on the Nasdaq
SmallCap Market (Nasdaq: Heal) with offices in Atlanta, Georgia and San Diego, California. HealthWatch is incorporated in the State of Minnesota and also provides information technology services for the healthcare industry. As of the date of this filing, Halis has not yet entered into a definitive merger agreement and is currently attempting to negotiate such an agreement with HealthWatch.

     The corporate offices for our Company are located at 3525 Piedmont Road, 7 Piedmont Center, Suite 300, Atlanta, Georgia 30305. Our company's telephone number is 404-262-0181. For more information on our Company, you should contact Investor Relations at the above address.

GENERAL

     Halis' system architects have years of experience building large advanced software systems for the healthcare and other industries. In 1996, the Company focused its attention on developing a new healthcare software system that it believed would revolutionize the way that a healthcare organization operates. Historically, a healthcare organization's system needs have been met with old legacy systems that are not integrated across all of the functions that a healthcare organization may utilize through its encounter with a patient or other users of their services. By way of example, a single patient visit results in scheduling, registration, medical records update, billing, claims processing, etc. In order to handle this type of transaction, a typical system would be made up of many modules or programs that were interfaced together. This results in an inefficient system made up of millions of lines of code with repetitive processing and manual intervention occurring at various points. The Halis design team understood the inefficiencies of the current products available in the healthcare industry and set out to develop an integrated healthcare software solution that would not be limited by these constraints.

     As a result, the Company developed the Halis Enterprise System (the "HES"), a comprehensive advanced integrated system capable of being applied to all the main participants in the healthcare process including: providers, payors, office-based physician practices, management practice companies, hospitals, laboratories, pharmacies, home healthcare providers and long-term care facilities. To accomplish this, the Company's developers modeled the healthcare industry to find certain commonalty, thus avoiding duplication of effort. The design of the HES avoids the pitfalls of having to write and maintain millions of lines of code, and then initiate the process of "interfacing" them together at each installation. The HES is integrated by design (not "interfaced") and is contained in one program and distributed database that performs over 270 functions in 20 different applications. The HES is designed to allow multiple locations the ability to share identical data in a master database that is available to all users, or, depending on security and confidentiality concerns, data can be shared by only a limited number of locations or users (the user sets the parameters for access to data). The HES is capable of managing data for a healthcare enterprise's personnel, supplies, patients, finances and contracts all in one program. Indeed, HES allows great flexibility in meeting the needs of even the most complex healthcare delivery systems.

     The technical innovation that enables the HES to be powerful, yet simple to install and maintain, is the virtual software and information media processing utility known as "MERAD," that the Company licenses from its affiliate, HealthWatch. MERAD enables the HES to store programming code in a database, thereby removing the repetitive processing required in conventional programming. Because MERAD is completely Internet enabled (including Intranet and Extranet subsets), the HES can be downloaded over the Internet and installed in minutes to numerous locations simultaneously. This means that the HES is not only easier to maintain and support, but also allows for installation and certain support and services to be performed over the Internet. The HES can also allow consumer interaction with the healthcare providers via the Internet.

     The HES integrates all of the major functions needed by clinics, hospitals, physician practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare providers, the eight major markets in which Halis plans to compete. Halis is currently building out the specific features required by each of these eight markets. Presently, the Company is marketing the HES to clinics and physician and management practices.

     The Company's systems and services business is targeted to healthcare industry participants, such as physician practices, HMO's, home healthcare providers and hospitals that generally have 100 users or more. The Company expects to capitalize on the healthcare industry's demand for more software variety, frequent updates, convenience, lower pricing and better support services.

     The Company's third party administrator subsidiary, American Benefit Administrative Services, Inc. ("ABAS"), provides claims processing and other administrative services to major companies throughout the United States.

     During fiscal year 1998, Halis' relationship with HealthWatch expanded with HealthWatch owning approximately 20% of Halis' outstanding Common Stock . HealthWatch owns the MERAD technology which is licensed to the Company under a Business Collaboration Agreement. Under that Agreement, the Company is obligated to pay HealthWatch a royalty equal to 10% of the gross revenues generated by the Company from sales of the products and services that incorporate HealthWatch's information technology software. During the first quarter of fiscal year 1999, the Company's Board of Directors decided that in order to conserve its resources and to operate more efficiently, the Company would focus its attention on the sales of the HES and its claims processing capabilities, and would rely upon HealthWatch to supply support and services to Halis' customers. In addition, Halis and HealthWatch are currently sharing office space and administrative resources under a cost sharing arrangement for the corporate offices of both companies. The Company's Chicago facility is the location for its ABAS subsidiary, which performs healthcare claims processing and other healthcare related services for employers.

COMPANY BACKGROUND

     The predecessor of Halis, Fisher Business Systems, Inc. ("Fisher"), was organized in 1979 in the state of New York to provide vertical software applications for potential business users of IBM minicomputers. The initial applications provided by Fisher consisted principally of business management software directed at a variety of different businesses, including pharmacies, supermarkets, general retail and restaurants. Spurred by the introduction of the IBM Personal Computer, or "PC," Fisher developed its own proprietary PC-based business applications software in 1984. At the same time, Fisher's marketing approach was restructured to focus on its most successful market niche - the restaurant industry.

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

     Pursuant to this strategy, on November 19, 1996, Halis, (f/k/a Fisher Business Systems, Inc.) issued 15,000,000 shares (66.8%) of its Common Stock in exchange for 100% of the capital stock of AUBIS Hospitality Systems, Inc. ("AHS"), AUBIS Systems Integration, Inc. ("ASI") and Halis Software, Inc. ("HSI"). All three companies were under the control of Paul Harrison. The acquisitions were accounted for as the reverse acquisition of Halis by an "accounting entity" consisting of AHS, ASI and HSI (collectively, the "Predecessors") because, following the transaction, the former shareholders of AHS, ASI and HSI were in control of the Company. Accordingly, the financial statements of the Company are the financial statements of the Predecessors adjusted for the acquisition of the net assets of Halis in exchange for the issuance of Halis Common Stock outstanding before the transaction. In accordance with purchase accounting principles pursuant to Accounting Principles Board Statement No. 16, Business Combinations, the net assets of the Predecessors were accounted for at their historical cost and the net assets of Halis were accounted for at their fair market value on November 19, 1996.

INDUSTRY BACKGROUND

     The healthcare industry is undergoing change at an unprecedented rate. Hospitals are buying physician practices; individual practices are combining their efforts and forming independent practice associations; physician practice management companies are either buying or managing groups of practices and clinics; and insurance companies are entering many of these same markets.

     The implications of these changes are numerous, but one of the key factors to the success of each of these organizations is the availability of information throughout the organization, beginning at the point of service. It is estimated that as many as 90 manual steps are required to service a patient and process a claim generated by an office visit. This process is often fraught with errors. The physician often does not know all of the patient's history, and if and how much he or she will be paid for the performance of a given service due to the complexities in the benefit plans and management contracts under which the practice operates.

     As a result of the new healthcare environment, we expect significant increases in spending on healthcare technology and related services over the next several years. According to some reports, the industry has historically spent approximately two to three percent of its revenues on information technology and services, compared to six to ten percent of revenues for companies in other information intensive industries. Management believes that over the next several years, spending on healthcare technology and related services will approach the levels experienced by other industries. We believe that this trend, combined with the overall growth of the healthcare industry, will yield significant opportunities for companies who deliver information technology products and services to the healthcare industry.

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

     To deliver care in a more cost-effective manner, providers are forming integrated healthcare delivery networks that may include acute-care hospitals, physicians offices, outpatient clinics, home healthcare providers and long-term care facilities. The success of these comprehensive delivery networks is dependent upon, among other things, effectively managing and delivering information to care givers and managers across multiple points of care.

     Traditionally, the hospital information systems market has been the largest segment of healthcare information services. According to industry analysts, the healthcare industry spent approximately $10 billion for products and services to support automated information systems in 1995, and the market is expected to reach $28 billion by the year 2000.

     The current market of healthcare and related businesses in the United States is estimated to be more than $1 trillion. International markets provide even greater opportunity. Management believes the immediate domestic market potential for the Company's software products and technology services is a universe of approximately 3.4 million businesses representing more than $15 billion in annual revenue.

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

     Healthcare information systems are evolving to meet the needs of a changing marketplace. Initially these systems were financially oriented, focusing on the ability to capture charges and generate patient bills. However, as reimbursement has shifted more towards risk sharing and capitation, providers and payers are seeking to better manage risk by controlling costs, demonstrating quality, measuring outcomes and influencing utilization. Each of these goals requires the collection, analysis and interpretation of clinical and financial information related to the delivery of healthcare services.

     We believe that the availability of a complete, timely and cost-effective patient focused information system is essential to controlling costs, while providing high quality patient care. Sources of patient information usually include a number of different sites; therefore, current and historical paper records must be made available by computer to all points-of-care. All participants in the delivery network need information systems that can capture data at the point-of-care, communicate data across the continuum of care and process and store the large volumes of data necessary for the development of a computer-based patient record.

     Information technology in healthcare has historically had a "bottoms up" approach. Software applications such as billing, admissions, claims processing, patient registration, medical records, contract management and others were developed individually using rigid programming techniques. Over time, many of these systems were "interfaced" to each other in order to provide a more complete solution. The piecing together of these disparate applications, however, has caused significant problems in the development, maintenance and enhancement of these systems. Each time a change is made to one application, the other applications, normally written by different programers, must be changed to maintain the "interface." This process results in longer lead times and higher costs to acquire, maintain and upgrade systems.

     It is not uncommon for a hospital to have more than 10 different application systems (up to 50 in larger hospitals) installed to perform the functions of admissions, billing, patient registration, insurance processing, internal reporting, laboratory information, pharmacy records, contract management and eligibility. A typical single software application (including integration testing and conversion) can cost in excess of $200,000. Annual software support for multiple applications can run as much as $600,000 or more, and changes to the software programs create additional charges to the hospital. Physician practices face the same situation on a smaller scale, spending up to $20,000 or more for initial software license fees, plus support and customization.

     There are estimated to be approximately 120 million combinations of computer instructions required to support today's healthcare industry with enterprise-wide application solutions. Using traditional "hard coding" of computer instructions, these systems cannot be maintained in a cost effective manner. Therefore, most systems in the market today have difficulty producing the total solution that the changing healthcare environment demands. Traditional programming techniques do not offer a quality, cost effective path to the future for today's customers.

THE HALIS HEALTHCARE ENTERPRISE SYSTEM

     Halis has developed an advanced healthcare information model and a single program for the healthcare industry, the Halis Healthcare Enterprise System ("HES"). Using superior healthcare information models and advanced database techniques, Halis offers a totally integrated, not interfaced, top down approach to healthcare information systems. The HES can be used in its entirety for an integrated healthcare delivery network, or subsets can be used for clinics, hospitals, physician practices, Payors, long-term care facilities, laboratories, pharmacies and home healthcare providers.

     HES uses the MERAD technology developed by HealthWatch that manages and processes data through its Internet-enabled virtual software and information media processing utility. The HES technology platform consists of five major integrated parts: (i) the graphical end-user interface, (ii) the program object processor, (iii) the multimedia object database, (iv) the SQL relational and open database driver and (v) the communications network manager.

     The HES provides a direct connection between the consumer or end-user and the ready-to-use database driven system. Because it is Internet ready, the interaction can occur from multiple locations. Program data and instruction can be added in an automated manner without the programmer needing to research and map the various interfaces to other programs. Currently, competing software technology in the healthcare industry often requires technical expertise to connect data and processing instructions to a legacy program.

     Halis believes that it has eliminated more than 90% of the programming effort and duplicity that other systems have required by using MERAD to place most of the program logic into its database. Instead of literally thousands of "if/then" programming statements for each healthcare event, which require significant personnel and computer time to execute, the HES directly locates the relevant mathematical and decision operations and relationships in the database. In addition, the HES is designed to allow the user to update most items in the database directly, virtually eliminating the user's dependence on the software supplier to make such changes.

     The HES also eliminates the need for the redundant data found in other systems. It is estimated that more than half, and possibly up to 80%, of the information used by each individual software application is the same information required by other applications in the system. The HES utilizes the relational database concept to eliminate this redundancy and streamline the development, enhancement and operational processes dramatically.

     The Halis technology provides a new level of economies in the production and maintenance of healthcare systems. The initial cost of the HES is 50% less than other competitive products, with a huge corresponding reduction in maintenance and support costs. Halis' cost to continuously add new features and functions to its system will be substantially below today's market costs because there is only one system to modify, not up to 10 or more disparate systems or modules. Halis uses the Internet to demonstrate the HES, and to deliver training, product support, sales support and customer service to its customers. Each of these techniques is designed to improve user satisfaction and lower costs to the user and the Company.

     The software enables users to add day-to-day changes in patient data, billing criteria and clinical management in one system. Management believes that the principal benefits of the HES include: (i) centralization of patient data,
(ii) coverage verification, (iii) increased collections, (iv) lower billing costs and (v) higher quality clinical data. Functions provided include registration, medical records, patient encounters, billing, managed care, reports and system support.

     The Company currently operates under a Business Collaboration Agreement with HealthWatch (the "Collaboration Agreement"). Under the Collaboration Agreement, HealthWatch has granted Halis a non-exclusive license to HealthWatch's information technology software in exchange for a ten percent (10%) commission on sales of products incorporating such software. Additionally, Halis has granted HealthWatch a non-exclusive license to market the HES in exchange for a ten percent (10%) commission on all revenues received from sales or services relating to the HES product.

COMPANY STRATEGY

     The Company is currently focused on the point-of-service system business in the healthcare industry (e.g., physician practices, MSO's and other managed care organizations and clinics). As resources become available, the Company plans to expand into the other segments of the healthcare industry. Management believes that the Company is well positioned to produce and support the Company's products, due to the flexibility of the Company's technology and the fact that the Company has no "legacy" systems to maintain, enhance or otherwise invest in. Management believes that the flexibility of the HES will allow the Company to keep up with user demand for updates due to health plan changes, management contract revisions, new services and products and changes in managed care plans and practices. Additionally, over time, with sufficient dedication of resources, the Company will be able to deliver integrated software to virtually every healthcare market segment including medical practices, home health agencies, hospitals, clinics, long-term care facilities, labs, pharmacies and payors. The HES can become the standard platform allowing all of these providers to transfer data among themselves.

     The Company's strategy is to offer its customers a complete solution to their healthcare information needs. Halis will use its technological advantages to produce and sell lower cost application software, and will provide healthcare information outsourcing and consulting services to augment its software products. In addition, the Company should be able to deliver a turnkey solution to healthcare organizations through its ability to implement customized computer hardware, communication networks and other systems integration services.

     The Company will offer the HES through (1) a customer-managed and operated model that can be downloaded from the Internet and managed by the customer's in-house IT personnel and (2) an outsourced model that is offered over the Internet from the Company's facilities. The Company intends to market its products through the use of a Web site, selected magazine advertising and high-profile trade shows to build brand awareness. The HES may also be downloaded from the Internet to be used by potential customers on a trial basis.

     The Company believes that it will have an advantage over its competitors because its products are expected to be effective in keeping pace with the ongoing market changes in healthcare. Management believes that many competitors currently have fragmented inflexible healthcare software that will not meet the changing needs of today's healthcare companies.

     The Company will manage its operations from its corporate headquarters in Atlanta, Georgia and strategically located regional offices focused on sales and service in different geographical areas. Halis will endeavor to keep its corporate overhead costs low, while maintaining sufficient staff to implement the business plan and manage corporate activities, such as strategic planning, mergers and acquisitions, accounting, treasury, research and development and risk management.

     There can be no assurance that the Company will be successful in implementing its strategic plan or that shareholder value will be enhanced if such plan is implemented. See "Risk Factors Affecting Future Performance."

RISK FACTORS AFFECTING FUTURE PERFORMANCE

     You should carefully consider the following risks in your evaluation of Halis. The risks and uncertainties below are not the only ones we face. Additional risks and uncertainties may also adversely impact and impair our
business.   If any of the following risks actually occur, our business, results of operations or financial condition would likely suffer. In such case, the trading price of our Common Stock could decline.

We Have a History of Losses, Expect Future Losses and Cannot Assure You That We Will Achieve Profitability.

     We have generated extremely limited revenues with our information technology business. Our revenue and income potential are unproven and our business model is constantly evolving. We have limited experience addressing challenges frequently encountered by early-stage companies in the software and related services industry. You should evaluate our business in light of the risks and difficulties frequently encountered by early stage companies engaged in such commerce. These risks include:

     .    lack of sufficient capital;
     .    uncertain market acceptance of our products and services;
     . our ability to develop and upgrade our infrastructure, including internal controls, transaction processing capacity, data storage and retrieval systems and web site;
     .    our ability to respond to competition;
     .    our need to manage changing operations;
     .    our reliance upon general economic conditions; and
     .    our dependence upon and need to hire key personnel.

     We may not be successful in addressing these risks, and our business strategy may not be successful. As a result of our limited operating history in the healthcare information technology industry and the competitive nature of the markets in which we compete, our historical financial data is of limited value in anticipating future performance.

     We have not achieved profitability and we cannot be certain that we will realize sufficient revenue to achieve profitability. Halis has incurred net losses of $1,444,827 in the year ended

December 31, 1999 and $3,148,799 in the year ended December 31, 1998. As of December 31, 1999, Halis had an accumulated deficit of $38,062,003. We plan to increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities and continue to build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, we may not achieve or sustain profitability.
Our Business Will Suffer if Healthcare Providers Do Not Accept the Internet

     We are planning for a large segment of our customers to outsource our solutions by accessing the applications and services through a shared center and private Internet channel. We cannot guarantee that participants in the healthcare industry and in particular, physicians, will accept an Internet outsourced solution as a replacement for traditional sources of these services. Market acceptance of our outsourced solution will depend upon continued growth in the use of the Internet generally and, in particular, as a source of services for the healthcare industry. The acceptance of the Internet for storing, managing and processing information by healthcare professionals will require a broad acceptance of new methods of conducting business and exchanging information. Our future financial success will depend upon our ability to attract and retain healthcare providers as customers. Our failure to achieve market acceptance would have a material adverse effect on our business, results of operations and financial condition.

We Rely on a Limited Number of Products and are Dependent on Market Acceptance of Such Products

     We have a limited number of customers who are currently using our products and achieving market acceptance for our products will require substantial marketing efforts and expenditures to inform potential customers of the distinctive characteristics and benefits of these products. Since we have limited financial and other resources to undertake extensive independent marketing activities, there can be no assurance we will be able to market our products successfully.

We Hope to Grow Rapidly, and the Failure to Manage our Growth Could Adversely Affect Our Business

     As we continue to increase the scope of our operations, we may not have an effective planning and management process in place to implement our business plan successfully. This growth may strain our management systems and resources. We anticipate the need to continue to improve our financial and managerial controls and our reporting systems. In addition, we will need to expand, train and manage our growing work force. Our business, results of operations and financial condition will be materially and adversely affected if we are unable to manage and integrate our expanding operations effectively.

We Need to Expand our Sales and Customer Support Infrastructure

     Our ability to expand our business will depend in part on recruiting and training additional direct sales and customer support personnel. Competition for qualified personnel in these areas is intense. We may not be able to successfully expand our direct sales force, which would limit our ability to expand our customer base. We may be unable to hire highly trained customer support personnel, which would make it difficult for us to meet customer demands. As a result, any difficulties we may have in expanding our sales and marketing or customer support organizations will have a negative impact on our ability to successfully capitalize on any acquisitions we may complete.

Risks Relating to the Proposed Merger

     Halis and HealthWatch may not achieve the benefits they expect from the merger which may have a material adverse effect on the combined company's business, financial condition and operating results and/or could result in loss of key personnel.

     We will need to overcome significant issues in order to realize any benefits or synergies from the merger, including the timely, efficient and successful execution of a number of post-merger events. Key events include:

               .  integrating the operations of the two companies;
               . retaining and assimilating the key personnel of each company; . retaining the existing customers and strategic partners of each company;
               . developing new services and products that utilize the assets of both companies; and
               . maintaining uniform standards, controls, procedures and policies.

     The successful execution of these post-merger events will involve considerable risk and may not be successful. These risks include:

               . the potential disruption of the combined company's ongoing business and distraction of its management;
               . ability to convert customers of businesses we acquire to on-line systems;
               .  ability to consummate acquisitions;
               . the impairment of relationships with employees and customers as a result of any integration of new management personnel; and
               . potential unknown liabilities associated with the acquired business.

     The combined company may not succeed in addressing these risks or any other problems encountered in connection with the merger.

     Although the Halis and HealthWatch Boards of Directors have each determined that the merger is in the best interests of the stockholders of Halis and HealthWatch, respectively, the integration of the two companies will involve special risks. There may be challenges in retaining the customers of the combined business. Moreover, challenges may be presented in assimilating and retaining personnel. In addition, the integration of the operations and systems of the two companies and the realization of potential operating synergies may prove difficult, and may cause management's attention to be diverted from other business concerns. These and other difficulties associated with the merger may lead to potential adverse short term effects on operating results.

Changing United States Healthcare Environment

     In recent years, the healthcare industry has changed significantly in an effort to reduce costs. These changes include increased use of managed care, cuts in Medicare, consolidation of pharmaceutical and medical/surgical supply distributors and the development of large, sophisticated purchasing groups. We expect the healthcare industry to continue to change significantly in the future. Some of these changes may have a material adverse effect on our results of operations, such as a reduction in governmental support of healthcare services or adverse changes in legislation or regulations governing the delivery or pricing of healthcare services or mandated benefits.

Going Concern

     We will require additional debt or equity capital to sustain operations and continue our business development efforts. In addition, due to the limited resources available to us during the fiscal year ended December 31,1999, we were unable to deploy our intended business strategy to any measurable degree. Our auditors have given us a going concern opinion for the last three years indicating that there is a substantial doubt about our ability to continue as a going concern.

Regulation of Privacy Issues

     The Federal Trade Commission and state governmental bodies have been investigating the confidentiality and privacy policies and practices of healthcare Internet companies and Internet companies in general, and may impose regulations. In addition, proposed privacy standards for the handling of individually identifiable health information that is transmitted or stored electronically were issued by the Department of Health and Human Services on November 3, 1999 and it will be necessary for our platform and for the applications that we provide to be in compliance with the final regulations. Finally, industry groups are also proposing various privacy and ethics standards in an effort to maintain self-regulation. We will likely incur additional expenses regarding privacy practices and policies. Any such policies and practices, whether self-imposed or imposed by government regulation, could affect the way in which we are allowed to conduct our business, especially those aspects that involve the collection, use and access to personal information and medical records, and could have a material adverse effect on our business, results of operations and financial condition.

The Healthcare Industry is Subject to Extensive Government Regulation

     Participants in the healthcare industry are subject to extensive and frequently changing regulation at the federal, state and local levels. Some of the laws and regulations relate to payment and other relationships with third party billing and collection agents, as well as regulating computer software intended for use in the healthcare setting. The impact of regulatory developments in the healthcare industry is complex and difficult to predict. We cannot assure you that we will not be materially adversely affected by existing or new regulatory requirements or interpretations. These requirements or interpretations could also limit the effectiveness of the use of the Internet for the methods of healthcare e-commerce we are developing or even prohibit the sale of a subject product or service. Healthcare service providers, payors and plans are also subject to a wide variety of laws and regulations that could affect the nature and scope of their relationships with us. Laws regulating health insurance, health maintenance organizations and similar organizations, as well as employee benefit plans, cover a broad array of subjects, including confidentiality, financial relationships with vendors, mandated benefits, grievance and appeal procedures and others. State and federal laws have also implemented so-called "fraud and abuse" rules that specifically restrict or prohibit certain types of financial relationships between us or our customers and healthcare service providers, including physicians and pharmacies. Laws governing healthcare providers, payors and plans are often not uniform between states, and could require us to undertake the expense and difficulty of tailoring our business procedures, information systems or financial relationships in order for our customers to be in compliance with applicable laws and regulations. Compliance with such laws could also interfere with the scope of our services, or make them less cost-effective for our customers.

There is no Assurance that a Public Market for our Common Stock Will Continue to Develop

     There has only been a limited public market for our Common Stock. We cannot predict the extent to which investor interest in our Common Stock will lead to the development of a trading market or how liquid that market might become. Our Common Stock is quoted on the Nasdaq OTC Bulletin Board. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

We do not Intend to Pay Future Cash Dividends

     We currently do not anticipate paying cash dividends on our Common Stock at any time in the near future. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. We may never pay cash dividends or distributions on our Common Stock.

Dependence on Current Management

     As of March 31, 2000, our executive officers, directors and 5% shareholders together beneficially owned approximately 31% of our outstanding Common Stock. These shareholders, if they vote together, will retain substantial control over matters requiring approval by our shareholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control.

     As of March 31, 2000, Paul Harrison, CEO and Chairman of the Board of Directors of the Company, exercises voting control over approximately 8,322,349 shares of the outstanding Common Stock of the Company, including options and warrants (excluding shares owned by

HealthWatch). Additionally, Mr. Harrison, as the designer of our technology and the HES System, is critical to the ongoing development of products utilizing our technology.

     Competition from Third Parties Could Reduce or Eliminate Demand for our Products and Services

     The market for Internet services is highly competitive, and we expect that competition will intensify in the future. We may not be able to compete successfully against our current or future competitors and, accordingly, we cannot be certain that we will be able to expand the number of our customers and end users, or retain our current customers or third-party service providers. Many of our current and potential competitors have longer operating histories and may be in a better position to produce and market their services due to their greater financial, technical, marketing and other resources, as well as their significantly greater name recognition and larger installed bases of customers.

     Newly Introduced Products May Contain Undetected or Unresolved Defects

       Any new or enhanced products we introduce may contain undetected or unresolved software or hardware defects when they are first introduced or as new versions are released. In the past, we have discovered errors in our products and it is possible that design defects will occur in new products. These defects could result in a loss of sales and additional costs, as well as damage to our reputation and the loss of relationships with our customers.

     Failure to Attract and Retain Experienced Personnel and Senior Management Could Harm Our Ability to Grow

       We believe that our future success will depend in large part upon our continued ability to identify, hire, retain and motivate highly skilled employees, who are in great demand. In particular, we believe that we must expand our research and development, marketing, sales and customer support capabilities in order to effectively serve the evolving needs of our present and future customers. Competition for these employees is intense and we may not be able to hire additional qualified personnel in a timely manner and on reasonable terms. In addition, our success depends on the continuing contributions of our senior management and technical personnel, all of whom would be difficult to replace. The loss of any one of them could adversely affect our ability to execute our business strategy. None of our employees are currently bound by an employment agreement and we do not have "key person" life insurance policies covering any of our employees.

     Our Limited Ability to Protect our Proprietary Technology may Adversely Affect our Ability to Compete, and We may be Found to Infringe Proprietary Rights of Others, Which Could Harm our Business

       Our future success and ability to compete depends in part upon our proprietary technology. None of our technology is currently patented. Instead, we rely on a combination of contractual rights and copyright, trademark and trade secret laws to establish and protect our proprietary technology. We generally enter into confidentiality agreements with our employees, consultants, resellers, customers and potential customers, limit access to and distribution of our source code, and further limit the disclosure and use of other proprietary information. We cannot assure that the steps taken by us in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain or use our products or technology. Monitoring unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.

       We are also subject to the risk of claims and litigation alleging infringement of the intellectual property rights of others. Third parties may assert infringement claims in the future with respect to our current or future products. Any assertion, regardless of its merit, could require us to pay damages or settlement amounts and could require us to develop non-infringing technology or pay for a license for the technology that is the subject of the asserted infringement. Any litigation or potential litigation could result in product delays, increased costs or both. In addition, the cost of litigation and the resulting distraction of our management resources could adversely affect our results of operations. We also cannot assure that any licenses for technology necessary for our business will be available or that, if available, these licenses can be obtained on commercially reasonable terms.

     Fluctuations in Quarterly Performance

       Our revenues will be derived primarily from the sale of software systems and related services in the healthcare industry, the market for which is still developing. Accordingly, our quarterly results of operations are difficult to predict, and delays in the closing of sales near the end of the quarter could cause quarterly revenues and to a greater degree, operating and net income to fall substantially short of anticipated levels. Our total revenues and net income levels could also be adversely affected by cancellations or delays of orders, interruptions or delays in the supply of key components, changes in customer base or product mix, seasonal patterns of capital spending by customers, delays in purchase decisions due to new product announcements by us or our competitors, increased competition and reductions in average selling prices.

     RECENT DEVELOPMENTS

     Proposed HealthWatch Merger

       On March 8, 2000, our Company executed a letter of intent with HealthWatch to merge into a wholly-owned Georgia subsidiary of HealthWatch. HealthWatch currently owns approximately 20% of the outstanding Common Stock of Halis, and Halis and HealthWatch currently operate under a Business Collaboration Agreement for the HES and MERAD technologies (See "Item 1: DESCRIPTION OF BUSINESS - The Halis Healthcare Enterprise System") and a cost sharing arrangement for corporate office space and administrative resources.

       Under the terms of the letter of intent, Halis would merge into a new wholly-owned subsidiary of HealthWatch. As a result of the merger, Halis shareholders would receive $0.33 for each share of Halis Common Stock. The $0.33 per share purchase price will be paid in shares of HealthWatch Common Stock . The actual number of shares to be issued will be based upon the average closing price of HealthWatch's Common Stock for the 10 trading days immediately preceding the closing date of the proposed merger.

       The closing of the proposed merger will be conditioned upon the following:

     . appropriate approvals of the Halis and HealthWatch
       stockholders;
     . HealthWatch having raised a minimum of $5,000,000 from
       issuance of its equity securities; and
     . obtaining governmental and regulatory approval.

     The letter of intent also contains a binding provision providing HealthWatch an unconditional right to purchase, prior to the closing of the merger, up to $1,000,000 of Halis' Common Stock at $.20 per share, and upon consummation of such financing, HealthWatch shall have a three month option to purchase an additional $5,000,000 of Halis' Common Stock at a price of $.20 per share.

     On March 23, 2000, HealthWatch raised approximately $5.4 Million from the sale of its equity securities in a private placement, which satisfies one of the conditions precedent to the closing of the merger.

Corporate Restructuring

     The Company has implemented a restructuring program to reduce its fixed costs and move the Company towards profitability. As part of this program, the Company has entered into a cost sharing arrangement with HealthWatch in order to reduce its corporate overhead.

     Under the cost sharing arrangement, Halis and HealthWatch are sharing the costs related to their corporate overhead, including office space, personnel and administrative support. Additionally, the Company has outsourced its accounting and finance functions to the accounting firm of Harshman & Phillips, P.C.

     The HES is now commercially available, but the Company has had limited success entering into contracts for the sale of the HES product to date. During fiscal 1999, the Company refocused the marketing of the HES software to larger oriented customers who have a minimum of 100 users. While the Company has started to receive a high degree of interest in the HES, the sales cycle and decision process is long, and the Company's past financial performance has been perceived as a negative factor causing the sales cycle to be stretched even longer. Nonetheless, the Company believes the HES will continue to gain market acceptance, although no assurances can be given. In addition to focusing on larger physician practices, management companies and clinics, the Company is seeking strategic relationships, including possible business combinations, with companies whose size and resources may be able to assist the Company in capturing a larger market presence, enhancing the Company's capital structure, as well as strengthening its sales and marketing infrastructure.

DISPOSITIONS DURING THE LAST THREE FISCAL YEARS

     During fiscal 1997, the Company made a number of acquisitions pursuant to its strategy of acquiring companies that could assist in the beta testing and distribution of the HES system. At the end of fiscal 1997, the Company refocused its business strategy and decided that the original distribution plan was not going to be successful and started a program of divesting some of the acquisitions previously made. As a result, the Company has disposed of a number of the business units it acquired in 1997 and has reduced its overhead and cost of operations significantly. Now that the HES is commercially available and implemented in several locations, its new focus and business strategy is to sell the HES to larger organizations with a minimum of 100 users. This has resulted in many of the previous acquisitions of business units to be unnecessary on a go-forward basis. Accordingly, discussed below are the dispositions made between fiscal 1997 and fiscal 1999.

Disposition of Physician's Resource Network in Fiscal 1998

     On June 30, 1998, the Company effectuated a merger of Physician's Resource Network, Inc. ("PRN"), a wholly owned subsidiary of the Company that was acquired in July 1997, with American Enterprise Solutions, Inc. ("AES").
Located in Tampa, Florida, PRN delivered practice management and billing services to healthcare providers. The transaction with AES was effected pursuant to an Agreement and Plan of Merger dated June 25, 1998 (but effective as of June 30, 1998) among the Company, AES, PRN Acquisition Co.,Inc. and PRN (the "Merger Agreement"). Under the terms of the Merger Agreement, the Company received AES' promise to deliver within 90 days of the closing date, all of the shares of Halis Common Stock owned by AES of record and beneficially as of the closing date, including without limitation shares that AES has the right to acquire as of the closing date, which number of shares shall be not less than 9,984,000 shares of the Company's Common Stock . The Merger Agreement provided that if AES delivers more than 11,000,000 shares of Company Common Stock , then the Company must also transfer to AES the right to receive contingent installment payments (the "Installment Payments") under that certain Asset Purchase Agreement dated December 31, 1997, between Communications Wiring and Accessories, Inc. and Halis Services, Inc.("Halis Services"), a subsidiary of the Company. To date, the Company has not recorded a receivable with respect to Installment Payments because of the uncertain timing and probability of such Installment Payments. Additionally, pursuant to the Merger Agreement the Company retained certain liabilities in the aggregate amount of $478,797 related to the business of PRN.

     Because the number of shares to be received by the Company as consideration for the sale of PRN was uncertain, the Company deferred any recognition of the gain on the sale until such time as this uncertainty was resolved. However, the results of operations for PRN were not included in the results of operation for the Company after June 30, 1998. On October 9, 1998, the Merger Agreement was amended by the parties to acknowledge and agree that the number of shares of the Company's Common Stock to be delivered by AES totaled 12,048,325 shares. AES agreed to deliver, or cause to be delivered, 11,548,325 shares on or before October 13, 1998, with the remaining 500,000 shares to be delivered on or before January 31, 1999. As of December 31, 1999, the Company has received the 11,548,325 shares which were canceled and are no longer outstanding. The remaining 500,000 shares have not been received by the Company.

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

Sale of the Homa Practice in Fiscal 1998

     On September 30, 1998, the Company's wholly-owned subsidiary, PhySource, Ltd. ("PhySource"), sold to Physician's Enterprise System, LLC ("PES") all of the medical and non-medical assets of its Dr. Homa medical practice that the Company had acquired in 1997 (the "Homa Practice"). The Homa Practice had provided medical services to patients in the Arlington Heights, Illinois vicinity. The sale was effected through an Agreement for Purchase and Sale of Assets entered into between PES, the Company and PhySource, and was effective as of October 1, 1998 (the "Asset Agreement"). Under the terms of the Asset Agreement, PhySource received $400,000 at the closing, and the right to receive 50% of collections on the receivables assigned to PES in excess of $400,000, less a collection fee of 20% (the "Contingent Payment"), and had certain specific liabilities assumed by the purchaser. This transaction is considered a taxable event and the $18,323 gain associated with the sale was recognized in the fourth quarter of 1998. The results from operations for the Homa Practice were included in the Company's results from operations for the nine-month period ended September 30, 1998. The Contingent Payment was to be calculated and paid to the Company on November 1, 1999. As of March 31, 2000, the calculation of the Contingent Payment has not been completed, and thus, the payment has not been made.

Disposition of the Orthodontic Business in Fiscal 1997

     On December 31, 1997, Halis Services, Inc., a wholly owned subsidiary of the Company, sold to InfoCure Corporation ("InfoCure") substantially all of the assets of the orthodontic practice management software business (the "Orthodontic Business") that was acquired by the Company from Software Manufacturing Group, Inc. in January 1997. The Orthodontic Business included the development, marketing, selling and servicing of computer hardware and software to orthodontic healthcare providers. The sale to InfoCure was consummated pursuant to an Asset Purchase Agreement dated December 31, 1997 (but effective as of December 1, 1997) by and among the Company, Halis Services and InfoCure (the "InfoCure Asset Purchase Agreement"). InfoCure paid Halis Services, net of liabilities, approximately $1.2 million in cash. The Company recorded a loss of approximately $3.1 million on the sale of the Orthodontic Business. In connection with the InfoCure Asset Purchase Agreement, the Company and Halis Services agreed to pay approximately $5,900 per month through January 1999 to a former employee of Halis Services and not to compete in the orthodontic practice management industry for a period of five years.

Sale of Certain Non-healthcare Assets in Fiscal 1997

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

provided, however, that in the event that the aggregate amount of all Installment Payments actually paid by Communications Wiring to Halis Services prior to December 31, 2007 (the "Paid Installments") shall be less than $500,000, Communications Wiring shall pay to Seller an amount equal to the difference between $500,000 and the Paid Installments on December 31, 2007. In the event that the aggregate amount of all Installment Payments actually paid by Communications Wiring to Halis Services prior to December 31, 2007 shall be equal to or greater than $500,000, Communications Wiring shall have no further obligation to make installment payments to Halis Services and the entire Purchase Price shall be deemed to be equal to the Paid Installments. As of March 31, 2000, the Company has not received any Installment Payments from Communications Wiring.

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

ACQUISITIONS DURING THE LAST THREE FISCAL YEARS

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

     In connection with the Compass merger, the Compass Subsidiary entered into an employment agreement with Ms. York providing for the employment of Ms. York as President of the Compass Subsidiary for a term of two years at an annual base salary of $120,000. In addition, in connection with the consummation of the merger, the Company granted to Ms. York non-qualified options to purchase 85,000 shares of the Company's Common Stock at an option price of $2.00 per share. The options granted to Ms. York are fully exercisable and expire January 10, 2007. On February 25, 1998, the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of Common Stock subject thereto. In connection with this resolution, the exercise price of Ms. York's options was reduced to $.25 per share and the number of shares was reduced to 59,500.

Acquisition of Software Manufacturing Group, Inc. in Fiscal 1997

     In January 1997, the Company acquired Software Manufacturing Group, Inc. ("SMG"), a developer and seller of orthodontic practice management systems. In connection therewith, the SMG shareholders were issued an aggregate of 3,072,000 shares of Common Stock and SMG became a wholly owned subsidiary of the Company (the "SMG Subsidiary"). In addition, as consideration for the waiver by the SMG shareholders of their rights under a provision in the Merger Agreement providing for the issuance of additional shares of Common Stock at a future date if certain financial targets were achieved, on June 30, 1997, the Company agreed to issue 960,000 shares of the Company's Common Stock to the SMG shareholders.

     In connection with the SMG merger, the SMG Subsidiary entered into an employment agreement with Charles Cone, Jr., providing for the employment of Mr. Cone as President of the SMG Subsidiary for a term of two years at an annual base salary of $192,000, plus incentive compensation determined in accordance with the provisions of his Employment Agreement. In addition, the Company granted to certain employees of SMG non-qualified options to purchase a total of 100,000 shares of the Company's Common Stock at an option price of $2.00 per share. These options are fully exercisable and expire on January 24, 2007.

     The Company sold substantially all of the assets of SMG in December 1997.

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

     Upon consummation of the ABAS and TPA mergers, the ABAS/TPA Subsidiary entered into an Employment Agreement with Philip E. Spicer providing for the employment of Mr. Spicer as President and a director of the ABAS/TPA Subsidiary for a term of three years following the consummation of the mergers (subject to extension in accordance with the terms of the Employment Agreement). The Employment Agreement provides for Mr. Spicer to receive an annual base salary of $200,000, plus incentive compensation determined in accordance with the terms of Mr. Spicer's Employment Agreement.

     In addition, Mr. Spicer received a $100,000 signing bonus, payable in two installments with $50,000 due upon execution of his Employment Agreement and the remainder due on or before July 1, 1997. In addition, the Company granted to Mr. Spicer non-qualified options to purchase 1,250,000 shares of Common Stock at an option price of $2.00 per share. The options granted to Mr. Spicer are fully exercisable and expire on January 31, 2007. On February 25, 1998, the Company's Board of Directors adopted a resolution to amend the terms of certain outstanding stock option agreements to reduce the exercise price thereof and to reduce the number of shares of Common Stock subject thereto. In connection with this resolution, the exercise price of one-half of Mr. Spicer's options was reduced to $.25 per share and the number of shares were reduced to 437,500 from 625,000. In August 1998, the Company's Board elected to reduce the exercise price of all of the outstanding options of employees of the Company to $0.13 per share. Mr. Spicer now holds options to purchase 1,062,500 shares of the Company's Common Stock.

     Mr. Spicer's Employment Agreement also provides for certain payments to be made to Mr. Spicer in the event he is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. The Merger Agreement also provides that Mr. Spicer may repay a loan from ABAS/TPA, which had a balance of $623,377 as of December 31, 1999, in the form of Halis Common Stock if certain specified conditions are met.

     Upon consummation of the ABAS and TPA mergers, the ABAS/TPA Subsidiary also entered into an Employment Agreement with Patricia M. Toledano providing for the employment of Ms. Toledano as Vice President and a director of the ABAS/TPA Subsidiary for a term of three years following the consummation of the mergers (subject to extension in accordance with the terms of her Employment Agreement). The Employment Agreement provides for Ms. Toledano to receive an annual base salary of $77,000, plus incentive compensation determined in accordance with the terms of Ms. Toledano's Employment Agreement.

     In addition, the Company granted to Ms. Toledano non-qualified options to purchase 100,000 shares of Common Stock at an option price of $2.00 per share. The options granted to Ms. Toledano are fully exercisable and expire on January 31, 2007. Ms. Toledano's Employment Agreement also provides for certain payments to be made to Ms. Toledano in the event she is terminated without cause or in the event of a change in control of the ABAS/TPA Subsidiary. In connection with the consummation of the mergers, the Company granted another ABAS/TPA subsidiary employee non-qualified options to purchase 25,000 shares of the Company's Common Stock at an option price of $2.00 per share. These options are fully exercisable and expire on January 31, 2007. In August 1998, the exercise price on each of these options was reduced to $0.13 per share.

Acquisition of TG Marketing Systems, Inc. in Fiscal 1997

     In May 1997, the Company acquired TG Marketing Systems, Inc., a Georgia corporation ("TGM"), which provides marketing and customer service software and related consulting services. Upon consummation of the TGM merger, Joseph M. Neely, in his capacity as the sole shareholder of TGM, was issued an aggregate of 2,388,060 shares of the Company's Common Stock. Mr. Neely also entered into an employment agreement with the Company for a term of two years at an annual base salary of $150,000 to serve as the Chief Operating Officer of the Company. In addition, in connection with the consummation of the TGM merger, the Company granted options to purchase an aggregate of 500,000 shares of the Company's Common Stock to certain employees of TGM at an option price of $1.50 per share. These options vest over a four year period in accordance with the Company's 1996 Stock Option Plan, and expire on May 2, 2007.

     In December 1997, the Company sold certain assets of the businesses formerly conducted by TGM. In connection with this asset sale, the options granted to purchase 500,000 shares of the Company's Common Stock were reduced to an aggregate number of 129,450 shares. The option price and vesting schedule were unchanged.

Acquisition of Physicians Resource Network, Inc. in Fiscal 1997

     In July 1997, the Company acquired Physicians Resource Network, Inc., a Florida corporation ("PRN"), which became a subsidiary of the Company (the "PRN Subsidiary"). PRN provides practice management services to healthcare providers. Upon consummation of the PRN merger, Anthony F. Maniscalco, in his capacity as the sole shareholder of PRN, was issued 3,733,333 shares of the Company's Common Stock.

     In connection with the PRN merger, the PRN Subsidiary entered into an employment agreement with Mr. Maniscalco providing for the employment of Mr. Maniscalco as President of the PRN Subsidiary for a term of two years at an initial base salary of $125,000. Additionally, the Company retired approximately $80,000 of existing indebtedness of PRN and agreed to cause all personal guaranties given to a financial institution with respect to the indebtedness of PRN in the principal amount of $520,000 to a financial institution to be terminated.

     In June 1998, the Company sold the PRN Subsidiary to American Enterprises Solutions, Inc.

Acquisition of PhySource Ltd. In Fiscal 1997

     In July 1997, the Company acquired PhySource Ltd., an Illinois physician practice management corporation ("PhySource"), which became a subsidiary of the Company (the "PhySource Subsidiary"). Upon consummation of the PhySource merger, the shareholders of PhySource were issued an aggregate of 2,632,611 shares of the Company's Common Stock, including payment of certain deferred compensation and expense advances to certain shareholders, payments to certain shareholders for termination of employment agreements and payment for the retirement of certain existing indebtedness of PhySource.

     In connection with the PhySource merger, the PhySource Subsidiary entered into an employment agreement with Theodore M. Homa, M.D. providing for the employment of Dr. Homa as the Medical Director for the medical practice that previously constituted the business of Theodore M. Homa, M.D., S.C. (the "Homa Practice"), which was acquired by PhySource immediately prior to the consummation of the PhySource merger. The employment agreement provided for the employment of Dr. Homa for a term of two years and for the payment of an annual base salary effective January 1, 1998 of $288,000. In addition, as incentive compensation, Dr. Homa was to be paid an amount equal to 2% of the software component of technology sales resulting from Dr. Homa's referral of prospective customers.

     In September 1998, the Company sold the Homa Practice to Physicians Enterprise Systems, LLC.

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

Purchase of HealthWatch Stock by the Company; Relationship with HealthWatch

     HealthWatch is presently the single largest shareholder of the Company holding 10,763,655 shares of the Company's outstanding Common Stock (approximately 20%). During fiscal years 1997 and 1998 the Company has entered into a number of transactions that have brought the Companies closer together. Paul W. Harrison is the Chairman, President and CEO of both Companies. The Companies have entered into a Business Collaboration Agreement to provide each company access to the technology owned by the other company. Additionally, the Company has entered into a cost sharing arrangement for corporate office space and administrative support.

     The relationship of the two companies began on August 20, 1997, when the Company and HealthWatch entered into a Subscription and Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase up to 50,000 shares of HealthWatch's Series H Preferred Stock (the "HealthWatch Preferred Stock") for an aggregate consideration of up to $300,000.

     From August 20, 1997 through September 22, 1997, the Company purchased a total of 4,166 shares of HealthWatch Preferred Stock for $125,000. During fiscal 1998, the Company converted the HealthWatch Preferred Stock into 16,667 (adjusted for reverse stock split) shares of HealthWatch Common Stock. The Company is not obligated and does not have the present intention to purchase additional shares of the capital stock of HealthWatch.

     The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible merger of the Company and HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into two different non-binding letters of intent, dated August 8, 1997 and July 14, 1998 (the "Letters of Intent"), providing for the merger of HealthWatch with the

Company. On October 2, 1998, HealthWatch acquired Paul Harrison Enterprises, Inc., a company controlled by Paul W. Harrison, and which was, at the time of the acquisition, the largest single shareholder of the Company. Immediately after the acquisition, HealthWatch held 8,939,010 shares of the Company's Common Stock. Due to volatility in both companies respective stock price, and certain accounting issues related to the possible merger, the Company and HealthWatch postponed the proposed merger between the two companies and instead pursued a Business Collaboration Agreement in which the companies agreed to share sales prospects and HealthWatch became a reseller of the Company's HES software. Pursuant to a cost sharing arrangement, the Company and HealthWatch share office space in Atlanta, Georgia and certain office and executive personnel.

     On March 8, 2000, the Company and HealthWatch executed a new Letter of Intent to merge the two companies. See "Certain Relationships and Related Transactions."

CUSTOMERS

     The Company's customers include numerous healthcare industry participants located throughout the United States, including healthcare consumers, provider groups and managed care organizations.

COMPETITION

     The Company believes that the principal competitive factors in the healthcare information systems market are: the breadth and quality of system and product offerings, the proprietary nature of methodologies and technical resources, price, customer service and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information technology companies anticipate and respond to the evolving healthcare industry structure is also an important competitive factor. The Company believes that, with adequate capital, it will be able to compete favorably with respect to each of these factors.

     The market for healthcare information products and services is intensely competitive. Competitors vary in size and in the scope and breadth of products and services offered. In addition, the Company competes with different companies in each of its target markets. Many of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company.

     The Company's potential competitors include specialty healthcare information companies, physician practice management companies, third party claims administrators, healthcare information systems and software vendors and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry, as well as the ability to fund significant product development and acquisition efforts.

PROPRIETARY RIGHTS

     The Company's success and ability to compete are dependent in part upon its proprietary technology, including its software source code. To protect its proprietary technology, the Company relies on a combination of trade secret, nondisclosure and copyright law, which may afford only limited protection. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries. Although the Company relies on the limited protection afforded by such intellectual property laws, it also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable maintenance are essential to establishing and maintaining a technological leadership position. The Company generally enters into confidentiality or license agreements with its employees, consultants and customers and generally controls access to and distribution of its software, documentation and other proprietary information. Although the Company restricts the use by the customer of the Company's, there can be no assurance that unauthorized use of the Company's technology will not occur.

     Despite the measures taken by the Company to protect its proprietary rights, unauthorized parties may attempt to reverse engineer or copy aspects of the Company's products, or obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, operating results and financial condition.

     Certain technology used in conjunction with the Company's products is licensed from third parties, generally on a non-exclusive basis. These licenses usually require the Company to pay royalties and fulfill confidentiality obligations. The termination of any such licenses, or the failure of the third-party licensors to adequately maintain or update their products, could result in delay in the Company's ability to ship certain products while it seeks to implement technology offered by alternative sources. Any required replacement licenses could prove costly. Also, any such delay, to the extent it becomes extended or occurs at or near the end of a fiscal quarter, could result in a material adverse effect on the Company's results of operations. While it may be necessary or desirable in the future to obtain other licenses relating to one or more of the Company's products or relating to current or future technologies, there can be no assurance that the Company will be able to do so on commercially reasonable terms if at all.

     In the future, the Company may receive notices claiming that it is infringing on the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claim could be time consuming, result in costly litigation, cause product shipment delays or force the Company to enter into royalty or license agreements rather than dispute the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require the expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition. To the extent the Company desires or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, could be time consuming and expensive to defend, prosecute or resolve.

EMPLOYEES

     As of March 31, 2000, the Company had 45 full-time employees. The Company also utilizes contract personnel supplied by HealthWatch and others for support services, installations of Company's systems and programming. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. See -"Risk Factors Affecting Future Performance."

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company's headquarters is located at 3525 Piedmont Road, 7 Piedmont Center, Suite 300, Atlanta, Georgia under a cost sharing arrangement with HealthWatch. The Company also leases additional office space in Atlanta, Georgia at a monthly rate of $4,340. Additionally, the

Company leases approximately 11,000 sq. feet of space in Chicago, Illinois, where its ABAS subsidiary is located, at a monthly rental of $18,541, which will escalate to $23,000 per month by the year 2003.

ITEM 3. LEGAL PROCEEDINGS.

(A)  Penelope Sellers v. Halis, Inc., Larry Fisher and Paul W. Harrison
     ------------------------------------------------------------------
     Fulton State Court
     Civil Action File No. 97VS1294SD

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

     Discovery has been completed. Defendants filed a motion for partial summary judgment, which was granted, the effect of which is to eliminate Larry Fisher and Paul W. Harrison on claims asserted against them for tortious interference and contractual relations. The Company continues to vigorously defend this lawsuit.

(B)  Advanced Custom Computer Solutions, Inc., Wayne W. Surman and Charlotte
     -----------------------------------------------------------------------
     Surman v. Fisher Business Systems, Inc., Halis, Inc., Larry Fisher, Paul W.
     ---------------------------------------------------------------------------
     Harrison and Nathan I. Lipson
     -----------------------------
     Fulton State Court
     Civil Action File No. 97VS0123082.

     In February 1997, Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne
W. Surman and Charlotte Surman sued the Company alleging, among other things, breach of contract in connection with the termination by the Company of a merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company, and that the Company, or individuals related to it, tortiously interfered with the business relationships of ACCS, and fraudulently induced ACCS management to permit Company management to take over and "systematically destroy" the ongoing business of ACCS. The Surmans are the principals of ACCS and claim personal damages against the Company on certain of the claims, and claim a right to at least 150,000 shares of the Company's common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of Halis stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surman's further claim that the Company fraudulently induced them to solicit investors for the Company (the "Investor Solicitation Claim"). The complaint sought damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of the Company on seven of the nine count in the Complaint, and affirming the denial of the company's cross appeal denying summary judgment on the two surviving counts.

     There can be no assurance, however, that the Company will be successful in its appeal, or defense of the plaintiff's appeal, or that the final resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

(B)  Carrera-Maximus, Inc. (previously known as Carrera Consulting Group, v.
     -----------------------------------------------------------------------
     Halis, Inc., and Does 1 to 30, inclusive,
     ----------------------------------------
     Superior Court of the State of California, County of Sacramento
     Case No. 00-AS-01605

     Company was served with this Complaint on April 1, 2000. The Complaint asserts counts for the following:

     Breach of contract seeking return of professional service fees it paid of $425,638; product support fees in the amount of $55,601; license fees in the amount of $56,750.

     The company intends to vigorously defend this case, including the filing of an answer and assertion of the appropriate counterclaims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for a vote of our Shareholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On October 30, 1992, the Company's Common Stock ceased quotation on the Nasdaq SmallCap Market. Price information on the Company's Common Stock is now available on the OTC Bulletin Board. The trading symbol for the Common Stock is "HLIS."

     As of March 31, 2000, there were approximately 1,600 holders of record of the Company's Common Stock .

     The following table sets for the high and the low closing bid price of the Company's Common Stock on the OTC Bulletin Board, as reported by Nasdaq for the periods indicated:

                                1998                         1999
                         High           Low            High       Low
                         -----         -----           -----     -----

       Fourth Quarter    $0.23         $0.21           $0.16     $0.06
       Third Quarter      0.58          0.56            0.19      0.11
       Second Quarter     0.37          0.35            0.23      0.13
       First Quarter      0.72          0.69            0.30      0.13

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

Recent Sales of Securities

     During fiscal 1999, the Company raised additional cash to meet its operating needs through several private placements of its Common Stock and warrants to purchase additional Common Stock at a latter date. In total, the Company received cash in the amount of $247,500 in consideration for the issuance of approximately 2,800,000 shares of its Common Stock and warrants to purchase an additional 722,500 shares of Common Stock at exercise prices ranging from $0.05 to $0.105 per share.

     In addition, the Company issued approximately 1,090,000 shares of its Common Stock in consideration for consulting services received by the Company valued at approximately $110,500. During February 1999, the Company issued 1,500,000 shares of its Common Stock to Paul Harrison in settlement of the salary due to Mr. Harrison under his employment contract for fiscal year 1998. Finally, in January 1999, the holders of 6% notes converted $157,741 of such notes into 1,824,645 shares of Common Stock.

     During January 1998, the Company received additional funds from the sale of 4% Convertible Debentures and certain warrants pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended. The debentures and warrants were issued to non-U.S. Persons with the assistance of GEM Advisors, Inc. acting as a placement agent. The debentures were convertible into the Company's Common Stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bid price average for the 10 trading days preceding the day prior to the conversion date). The Company also issued the debenture holders 100,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the debentures was $100,000 in cash less certain expenses, including 9% of the aggregate proceeds to GEM Advisors, Inc., and were used for the Company's working capital needs.

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

     On January 15, 1998, the Company also issued 358,000 additional shares of Common Stock to purchasers who had previously purchased Common Stock in a private placement completed in September 1997. These shares were issued in exchange for a waiver of rescission rights and as an equitable adjustment to such private placement based on careful consideration by the Company's Board of Directors of all the facts and circumstances.

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

     On September 1, 1998, Paul Harrison, the Chairman, President and CEO of the Company, exercised 500,000 stock options resulting in $65,000 being received by the Company. On November 19, 1998, Mr. Harrison exercised an additional 384,615 stock options resulting in an additional $50,000 being received by the Company. On December 22, 1998, Mr. Harrison exercised an additional 115,385 stock options resulting in an additional $15,000 being received by the Company. All of the stock options were exercised at a price of $0.13 per share.

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

     On September 30, 1997, the Company issued 1,006,000 shares of Common Stock upon the conversion by holders of $1,006,000 in principal amount of the Company's 7% Convertible Promissory Notes (the "Notes"). Following the conversion, $500,000 in principal remained outstanding under the Notes. In addition to reducing future quarterly cash interest expense by approximately $20,000, the Note conversion eliminated the obligation of the Company to repay the principal sum of $1,006,000 at maturity on January 15, 1998. Also on September 30, 1997, the Company issued approximately 200,051 shares of Common Stock upon the conversion by certain creditors of approximately $200,000 of principal and accrued interest.

     During December 1997, the Company received funds from the sale of 4% Convertible Debentures and certain warrants. The debentures and warrants were issued to non-U.S. Persons with assistance of GEM Advisors, Inc. acting as a placement agent pursuant to a claim of exemption under rules 901 and 903 of Regulation S promulgated by the Securities Act of 1933, as amended. The Debentures are convertible into the Company's Common Stock at a fixed conversion price of $0.61 per share or a variable conversion price (65% of the bill price average for a 10 day period). The Company also issued 250,000 warrants with an exercise price of $0.60 per share. The consideration received by the Company for the Debentures was $200,000 in cash less certain expenses, including payments of $2,500 in fees to the escrow agent and 9% of the aggregate proceeds to GEM Advisors, Inc. as compensation for its services.

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


     FINANCIAL CONDITION

     COMPARISON OF 1999 VERSES 1998

     Total assets decreased by $1,017,422 during the year ended December 31, 1999. The net decrease consisted mainly of decreases in trade receivables, note receivable - related parties and depreciation and amortization. The accounts receivable decrease of $105,543 was due to a decrease in sales offset by a $34,146 increase in allowance for possible losses. Note receivable - related parties decreased by $596,292 due to the fact that a $623,377 note receivable from a stockholder was fully reserved. The above decreases were offset by an increase in property and equipment of $338,265. The increase is due to the purchase of a new computer system and vehicle by ABAS, both of which were fully or partially financed.

     Total liabilities decreased by $310,884 during the year ended December 31, 1999. The net decrease consisted primarily of decreases in accounts payable and accrued expenses, deferred revenue and customer deposits, payroll and sales taxes payable and notes payable-related parties which were partially offset by increases in obligations under capital leases. Obligations under capital leases increased by $224,728 as a result of computer equipment and software purchased by ABAS. Deferred revenue and customer deposits decreased by $120,752 due to decreased sales activity. Accounts payable and accrued expenses, payroll and sales taxes payable and notes payable-related parties decreased by $48,249, $211,736 and $98,241, respectively. The decreases were due to the conversion of accrued payroll by an officer of the Company of $210,000 and the general reduction of other liabilities due to the restructuring. Notes payable-related parties was reduced by $98,241 due to issuance of common stock to HealthWatch for payment of debt.

     As a result of numerous factors, including but not limited to, the Company's working capital deficit, and because the Company has sustained losses from operations since inception, the Company's independent public accountants have included a paragraph in their audit report accompanying the Company's financial statements for fiscal years 1999 and 1998 regarding the substantial doubt about the Company's ability to continue as a going concern. Until such time as the Company's healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of the Company, operations will be financed, in large part, from outside sources. See "- Liquidity and Capital Resources."

     COMPARISON OF 1998 VERSES 1997

     Total assets decreased $3,184,094 during the year ended December 31, 1998 due primarily to the dispositions of PRN and the Homa Practice. The dispositions resulted in the decrease of total assets of $1,505,963 and $411,801, respectively. Additionally, the Company has written off certain other assets including $224,312 of goodwill related to the Company's consulting business, $125,289 of other intangible assets, and recorded $561,474 of depreciation and amortization, exclusive of PRN. The investment in HealthWatch was written down to fair market value of $36,158 from $125,000, a decrease of $88,542, and is recorded as an unrealized loss on investment in the stockholders' deficit section of the balance sheet. Other components of the net decrease are increases in accounts receivable of $160,903, $78,673 of which is related to the sale of the HES system, deposits of $54,470, customer claims and premium funds at ABAS of $586,629, and purchases of property and equipment of $93,224. Other decreases consist of cash of $1,108,326 which was used for general working capital and operations.

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


     RESULTS OF OPERATIONS

     COMPARISON OF 1999 VERSES 1998

     Revenues which consist of system sales and services, decreased 33% from $7,630,370 for the year ended December 31, 1998 ("fiscal 1998") to $5,082,493 for the year ended December 31, 1999. ("fiscal 1999"), primarily due to the dispositions of PRN and the Homa Practice effective July 1, 1998 and October 1, 1998, respectively. Revenues on a historical basis for the continuing businesses consisting of the Company's consulting business, ABAS, HES and corporate decreased 7% from $5,474,756 for fiscal 1998. The decrease is the result of lagging sales of the HES system and a decrease in the consulting business during 1999.

     Cost of goods sold decreased 64% from $2,335,237 for fiscal 1998 to $848,173 for fiscal 1999 primarily due the decrease in the consulting business which resulted in $1,397,031 of the reduction. The remaining decrease is the result of reduced sales of the HES system.

     Selling, general, and administrative expenses decreased 45% from $7,343,382 for fiscal 1998 to $4,056,539 for fiscal 1999 primarily due to the restructuring of the Company and the corresponding reduction of corporate overhead. Selling, general, and administrative expenses on a historical basis for the continuing businesses consisting of the Company's consulting business, ABAS, HES and corporate decreased 18% from $4,970,916 for fiscal 1998.

     Amortization and depreciation decreased $291,235 (32%) from $911,371 for fiscal 1998 to $620,137 for fiscal 1999 primarily due to the additional write down of unamortized goodwill of Compass during fiscal 1998, and the dispositions of PRN and the Homa Practice during fiscal 1998.

     Of the Company's $1,444,827 net loss for fiscal 1999, $623,377 was the result of a write off of a related party note receivable and $684,133 is depreciation, amortization and a write down of intangibles. The Company's EBITDA for 1999 was reduced by approximately $2.6 million, or 96%, from approximately a $2.7 million loss to a $100,000 loss.

     Primarily due to the dispositions of PRN and the Homa Practice in the middle to late 1998, the restructuring program that reduced fixed overhead, the Company was able to reduce its net loss from $3,148,799 or $.06 per share for fiscal 1998 to $1,444,827 or $0.03 per share for fiscal 1999. The net loss was reduced 54% from fiscal 1998 to fiscal 1999. The net loss for 1998 excluding the net gain on dispositions of subsidiaries was approximately $3.9 million. The Company reduced its net loss excluding these events by approximately 63%.

     COMPARISON OF 1998 VERSES 1997

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

     The Company reported other expense of $181,944 for fiscal 1997. Other income of $44,411 for fiscal 1998 related to rental income due to the subleasing of office space at the ABAS subsidiary.

     Primarily due to the dispositions of PRN and the Homa Practice, the restructuring program that reduced fixed overhead, fiscal 1997 write downs of unamortized goodwill, and increased profitability and demand in the Halis consulting business and the HES system, respectively, the Company was able to reduce its net loss from $20,502,424 or $.57 per share for fiscal 1997 to $3,148,799 or $0.06 per share for fiscal 1998. The net loss was reduced from fiscal 1997 to fiscal 1998 by 84%.


     LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1999, HALIS' severe cash drain experienced during 1998 was dramatically reduced. The Company's restructuring strategy implemented during 1998 reduced net cash used in operations from $2,780,175 to $173,467, or 94%. The Company's net loss and operations during 1999 were financed primarily with the issuance of common stock for cash.

     Until such time as the Company's healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of the Company, operations will continue to be financed, in large part, from outside sources. There can be no assurance that the Company will be able to obtain such financing if and when needed, or that if obtained, it will be sufficient or on terms and conditions acceptable to the Company.

     The Company raised approximately $250,000 during 1999 through the issuance of approximately 2 million shares of common stock.

     No provision has been made in the financial statements for any settlements or judgments relating to either of the matters discussed in "Item 3. Legal Proceedings." In the event of a material judgment or settlement resulting from either of these matters, the Company would experience an adverse effect on its liquidity. Additionally, the majority of the agreements entered into through December 31, 1999 for the HES product have been for pilot sites and have contingencies. In the event that the pilot testing identifies substantive modifications to the product which are mandatory for marketplace feasibility, additional development costs and/or delays in launching the product could have a material adverse effect on liquidity.

     COMPARISON OF 1999 VERSES 1998

     During fiscal 1999, the Company recorded a net loss of $1,444,827. The net loss was primarily the result of a $623,377 write off of a related party note receivable and $684,133 in depreciation, amortization and a write down of intangibles, none of which affect liquidity or cash. The Company's operating activities used $173,467 in cash during fiscal 1999, a decrease of $2,606,708 (94%) from $2,780,175 during fiscal 1998. The significant improvement is primarily due to; (1) the positive effects of the 1998 restructuring that were completed during the fourth quarter of fiscal 1998 and (2) the cost sharing arrangement with HealthWatch that allowed the Company to share fixed expenses including salaries and rent.

     Investing activities used $76,162 during fiscal 1999, a decrease of $427,588 (122%) from the $351,426 provided for fiscal 1998. The decrease is primarily due to less cash being received for the dispositions of subsidiaries during fiscal 1999 and an increase in purchases of property and equipment by ABAS.

     Financing activities provided $210,649 during fiscal 1999, a decrease of $1,109,774 (84%) from $1,320,423 for fiscal 1998. The decrease in primarily due to the reduction of capital raising activities during 1999.


     COMPARISON OF 1998 VERSES 1997

     During fiscal 1998, the Company recorded a net loss of $3,148,799. The net loss stemmed primarily from the residual increased overhead associated with the Company's acquisition strategy during 1997. During the fourth quarter of 1998, the Company had Earnings Before Interest, Depreciation and Amortization of approximately $240,000. This was primarily due to implementation of the HES and cost cutting steps put into place during the third quarter. The Company's operating activities used $2,780,175 in cash during fiscal 1998, a decrease of $2,042,964 (42%) from $4,823,139 during fiscal 1997. The decrease is primarily due to the dispositions of PRN and the Homa Practice and the restructuring program that reduced fixed overhead.

     Investing activities provided $351,426 during fiscal 1998, a decrease of $1,190,544 (77%) from $1,541,970 for fiscal 1997. The decrease is primarily due to less cash being received for the dispositions of subsidiaries during fiscal 1998 and the reduction of purchases of property and equipment.

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


     ITEM 7. FINANCIAL STATEMENTS.

       The following financial statements and report of the Company's independent auditors are attached at the end of this report:

     Report of Independent Auditors - Tauber & Balser, P.C.

     Consolidated Balance Sheet - December 31, 1999

     Consolidated Statements of Operations For The Years Ended December 31, 1999 and December 31, 1998

     Consolidated Statements of Cash Flows For The Years Ended December 31, 1999 and December 31, 1998

     Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended December 31, 1999 and December 31, 1998

     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 1, 1999, the Company dismissed its independent auditors, Arthur Andersen, LLP and on the same date authorized the engagement of Tauber & Balser, P.C. as its independent auditors for the fiscal year ended December 31, 1998. Tauber & Balser, P.C. was formally engaged by the Company on February 1, 1999 to audit the Company's financial statements for the fiscal year ended December 31, 1998 and reissue the Company's 1997 report previously issued by Arthur Andersen, LLP. Each of these actions was approved by the Board of Directors of the Company.

     Arthur Andersen, LLP audited the financial statements for the Company for the fiscal year ended December 31, 1997. The report of Arthur Andersen LLP on the financial statements of the Company for the fiscal year ended December 31, 1997 contained an additional paragraph which emphasized that there was substantial doubt about the ability of the Company to continue as a going concern. Except as set forth in the preceding sentence, the report of Arthur Andersen, LLP did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

     Except as described herein, in connection with the audit of the fiscal year ended December 31, 1997 and for the unaudited interim period through February 1, 1999, there were no disagreements with Arthur Andersen, LLP on any matter of accounting principle or practice, financial statement disclosure, or audit procedure or scope which disagreement, if not resolved to the satisfaction of Arthur Andersen, LLP, would have caused it to make reference to the subject matter of the disagreement in its report.

     Further, during the fiscal year ended December 31, 1997 and the unaudited interim period through February 1, 1999, neither the Company or any of its representatives sought the advice of Tauber & Balser, P.C. regarding the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, which advice was an important factor in the Company's decision to engage Tauber & Balser, P.C. as its independent auditors.

     In connection with the audit of the fiscal year ended December 31, 1997 Arthur Andersen, LLP did not advise the Company that (i) the internal controls necessary for the Company to develop reliable financial statements did not exist; (ii) that information had come to its attention that led it to no longer be able to rely on management's representations, or that made it unwilling to be associated with the financial statements prepared by management; (iii) that there existed a need to expand significantly the scope of its audit, or that information had come to the attention of Arthur Andersen, LLP that if further investigated may (a) materially impact the fairness or reliability of either: a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that may prevent it from rendering an unqualified audit report on those financial statements) or (b) cause Arthur Andersen, LLP to be unwilling to rely on management's representations or be associated with the Company's financial statements, and due to the dismissal of Arthur Andersen, LLP, did not so expand the scope of its audit or conduct such further investigation; or (iv) that information had come to the attention of Arthur Andersen, LLP that it concluded materially impacts the fairness or reliability of either (a) a previously issued audit report or the underlying financial statements or (b) the financial statements issued or to be issued covering the fiscal period subsequent to the date of the most recent financial statements covered by an audit report (including information that, unless resolved to the satisfaction of Arthur Andersen, LLP, would prevent it from rendering an unqualified audit report on those financial statements), and due to the dismissal of Arthur Andersen LLP, the issue has not been resolved to the satisfaction of Arthur Andersen, LLP prior to its dismissal.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are as follows:

          Name                    Age            Position with the Company
          ----                    ---            -------------------------
     Paul W. Harrison              44            Chairman of the Board of
                                                 Directors, President and Chief
                                                 Executive Officer

     Dr. Joel R. Greenspan      51            Director


     PAUL W. HARRISON, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1996 and was elected President of the Company in June 1997. He is also Chairman and CEO of HealthWatch; which owns approximately 20% of Halis. Previously, Mr. Harrison was the CEO of Paul Harrison Enterprises, Inc. ("PHE"), an information technology management company, from February 1995 until it was merged into HealthWatch in October 1998. Prior to PHE, Mr. Harrison was an executive with HBO & Company, which is now McKesson HBOC (NYSE:MCK), from June 1993 until December 1994. Prior to HBOC, Mr. Harrison served as CEO of SOTRISS from 1981 to 1989. SOTRISS was an information technology company that was sold to a publicly-traded Fortune 500 company in 1989. Mr. Harrison's education includes a Bachelors Degree from Georgia State University. He is a Chartered Financial Consultant, a Chartered Life Underwriter and a Fellow of the Life Management Institute.

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

Recent Changes in Management

     Effective December 31, 1998, Larry Fisher resigned his position as Executive Vice

President and Director of the Company. Mr. Fisher had served as Executive Vice President since June 1997.

     Effective July 27, 1999, Brian L. Schliecher resigned his position as Vice President, Secretary and Chief Administrative Officer of the Company. Mr. Schliecher had served in such capacity as the Company's Chief Operating Officer since February 1999.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than 10% of the outstanding Common Stock of the Company, to file with the Securities and Exchange Commission reports of changes in ownership of the Common Stock of the Company held by such persons. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file under this regulation. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required, during the fiscal year ended December 31, 1999, the Company is aware of the following reports that were filed with the commission by officers, directors and 10% stockholders of the Company after their respective due dates: Paul W. Harrison (annual statement of beneficial ownership), Joel Greenspan (annual statement of beneficial ownership; statement of changes in beneficial ownership for transactions in February and December 1999) and Kathleen Wilhoit (annual statement of beneficial ownership; statement of changes in beneficial ownership for transactions in December 1999). Based upon its review of copies of filings received by it, the Company believes that since January 1, 1999, all other Section 16(a) filing requirements applicable to its directors, officers and 10% stockholders were complied with.

     Although it is not the Company's obligation to make filings pursuant to
Section 16 of the Securities Exchange Act of 1934, the Company has a policy requiring all Section 16 reporting persons to report monthly to the Company as to whether any transactions in the Company's Common Stock occurred during the previous month.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth certain summary information concerning compensation paid, accrued or deferred by the Company for the fiscal years ended December 31, 1999, 1998 and 1997 to or on behalf of the Company's Chief Executive Officer and the other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 1999 (hereinafter referred to as the "Named Executive Officers").

                              ANNUAL COMPENSATION

NAME AND                      FISCAL                                 OTHER
PRINCIPAL POSITION             YEAR     SALARY        BONUS     COMPENSATION (1)
--------------------------------------------------------------------------------
Paul W. Harrison               1999   $107,070(2)     $ -0-
  Chairman of the Board and    1998   $280,000(3)     $ -0-
  Chief Executive Officer      1997   $200,000        $ -0-

_____________________

(1) The Company pays for certain other perquisites. The aggregate amounts of these benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during the past fiscal year for the Named Executive Officers.

(2) Mr. Harrison agreed to reduce his salary to $107,000 with $27,070 paid in cash and accepted 1,187,500 shares of Common Stock with a market value of $80,000 in lieu of cash payments due to the Company's limited operating capital. Mr. Harrison also received options to purchase 540,000 shares of Common Stock at an exercise price of $0.05 per share.

(3) Mr. Harrison's employment agreement provides for a base salary of $280,000 for fiscal year 1998, however, only $25,000 was paid to Mr. Harrison as of year-end, with the balance of $255,000 being deferred. On February 1, 1999, Mr. Harrison agreed to accept 1,500,000 shares of Common Stock of the Company in lieu of his 1998 base salary that was deferred. The shares of stock had a market value, based upon the close of trading on January 29, 1999, of $210,000 (calculated at $0.14 per share). Mr. Harrison agreed to waive the remaining $45,000 of deferred compensation owed to him for his fiscal 1998 base salary.

Director's Fees

     The Company does not presently pay any fees to directors, but does reimburse directors for reasonable out-of-pocket expenses incurred in connection with attendance of meetings of the Board of Directors.

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

     During fiscal year 1999, due to the cash needs of the Company, the Company and Mr. Harrison agreed to the deferral of the majority of Mr. Harrison's 1999 base salary. Mr. Harrison received only $27,070 of his base salary during fiscal year 1999. Mr. Harrison and the Company agreed to the satisfaction of the base salary owed to him by the issuance to him of 1,187,500 shares of the Company's Common Stock (the fair market value of which was $80,000).

     Mr. Harrison's employment contract with the Company expired on December 31, 1999. As of March 31, 2000, the Company and Mr. Harrison had not renewed his employment contract and the Company is currently in negotiations for terms of a new employment agreement with Mr. Harrison.

     The Company had also entered into an employment agreement with Larry Fisher which was scheduled to expire December 31, 1999. The agreement provided for an annual base salary of $175,000 plus incentive bonus payments and the issuance of qualified and non-qualified stock options to purchase common stock of the Company. During 1999, the Company and Mr. Fisher agreed to the mutual termination of his agreement effective December 31, 1998. Pursuant to a Separation and Settlement Agreement entered into with Mr. Fisher, the Company agreed to pay Mr. Fisher's unpaid 1998 base salary in cash and to issue Mr. Fisher 300,000 fully vested non-statutory stock options, exercisable at a price of $0.13 per share, expiring January 2006. At December 31, 1999, the remaining balance due to Mr. Fisher was $ 94,662.

Stock Options

     On November 18, 1996, the Company's shareholders adopted the 1996 Stock Option Plan (the "Plan") for employees who are contributing significantly to the business of the Company or its subsidiaries, as determined by the Company's Board of Directors or the committee administering the Plan. The Plan currently provides for the grant of incentive and non-qualified stock options to purchase up to 8,000,000 shares of Common Stock at the discretion of the Board of Directors of the Company or a committee designated by the Board of Directors to administer the Plan. The option exercise price of incentive stock options must be at least 100% (110% in the case of a holder of 10% or more of the Common Stock) of the fair market value of the stock on the date the option is granted and the options are exercisable by the holder thereof in full at any time prior to their expiration in accordance with the terms of the Plan. Incentive stock options granted pursuant to the Plan will expire on or before (1) the date which is the tenth anniversary of the date the option is granted, or (2) the date which is the fifth anniversary of the date the option is granted in the event that the option is granted to a key employee who owns more than 10% of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options granted under the Plan typically vest over a period of four years.

     In consideration of services rendered by Paul Harrison to the Company in anticipation of the consummation of the mergers with AHS, ASI and HSI, the Company on June 7, 1996 granted to Mr. Harrison an option to purchase 1,400,000 shares of Common Stock, which options became exercisable upon consummation of the HSI merger. The options terminate on June 7, 2006 and are exercisable at a price of $1.125 per share (which represents the fair market value of the Common Stock on the date of grant). During 1998, the exercise price was reduced to $0.13 per share (the market price at the date of reduction).

     On December 6, 1996, the Company granted options to purchase up to 3,350,000 shares of Common Stock to Mr. Harrison, exercisable at a price of $2.00 per share. Of this amount, options to purchase 3,000,000 shares of Common Stock granted to Mr. Harrison were subsequently terminated during 1997 without being exercised. The remaining stock options granted to Mr. Harrison are exercisable immediately. In February 1998, 650,000 and 350,000 options exercisable at $0.25 per share were granted to Mr. Harrison in consideration of deferral of salary and additional compensation, respectively. In August 1998, all of these options were repriced to $0.13 per share.

     As of March 31, 2000, options to purchase 12,780,290 shares of Common Stock of the Company were outstanding.

Stock Option Grants

     The following table provides certain information concerning individual grants of stock options made during the fiscal year ended December 31, 1999 to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

INDIVIDUAL GRANTS
-----------------

                                          Percent of Total        Exercise
                          Number of      Options Granted to          or
                           Options          Employees in         Base Price       Expiration
        Name              Granted(1)       Fiscal 1999 (2)    (Per Share) ($)        Date
Paul W. Harrison           540,000             25.84%              $0.05          12/14/2009
Joel Greenspan             100,000              4.78%              $0.05          12/02/2009

___________________
   (1)  All options noted are immediately exercisable.

   (2) During 1999, 2,090,000 options were issued to employees, officers and directors.

                Stock Option Exercises and Outstanding Options

     The following table contains information, with respect to (i) the number of stock options exercised during the last fiscal year, and the values realized in respect thereof, by the Named Executive Officers, and (ii) the number stock options and the value of said stock options held by the named executive officers as of December 31, 1999.

                                                           Number of
                                                          Unexercised
                                                           Options at         Value of Unexercised
                             Shares                         12/31/99        In-the-Money Options at
                          Acquired on       Value         Exercisable/       12/31/99 Exercisable/
         Name             Exercise(#)    Realized ($)     Unexercisable      Unexercisable(1)(2)($)

Paul W. Harrison       0         0        4,644,000/0     $305,640/0
Joel Greenspan         0          0         150,000/0     $12,500/0
________________________

(1)  The market price of the Company's Common Stock  on December 31, 1999 was
     $0.16.
(2) Dollar values calculated by determining the difference between the fair market value of the Company's Common Stock at December 31, 1998 ($0.16) and the exercise price of such options.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of the Company Common Stock of the Company, as of December 31, 1999, by (i) those persons or entities known by management of the Company to own beneficially more than 5% of the Company Common Stock, (ii) each of the directors and executive officers of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, the persons or entities listed below have sole voting and investment power with respect to the shares of the Company's Common Stock shown as beneficially owned by them.


                                          SHARES OF
                                        COMMON STOCK
         NAME                           BENEFICIALLY    PERCENT
  OF BENEFICIAL OWNER                    OWNED  (1)    OF CLASS
  --------------------------------------------------------------

  Paul W. Harrison(2)                    18,398,504     29.4%
  Joel Greenspan (3)                        470,000      0.8%
  Directors and executive officers
    as a group (3 persons)(4)            19,419,873     31.0%

____________________

(1) "Beneficial Ownership" includes shares for which an individual directly or indirectly, has or shares voting or investment power or both and also includes options that are exercisable within sixty days of the date of this report. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 62,561,222 shares, representing 57,317,222 shares outstanding as of December 31, 1999, plus 5,244,000 which is the number of shares subject to presently exercisable options or convertible securities held by the noted parties, as indicated in the following notes.

(2) The amount reflected above includes (i) 4,644,000 shares subject to presently exercisable stock options, (ii)10,763,655 shares owned by HealthWatch, Inc., which Mr. Harrison has the power to vote by virtue of his Position as the President of such entity, but of which Mr. Harrison disclaims beneficial ownership and (iii) 2,990,849 shares owned by Mr. Harrison directly.

(3)  Includes 150,000 shares subject to presently exercisable stock options.

(4)  Includes 5,244,000 shares subject to presently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has a note receivable due from Philip Spicer, President of the ABAS Subsidiary and a shareholder of the Company, in the amount of $623,377 as of December 31, 1999. The note accrues interest at 5% per annum and is due October 31, 2001. The note may be repaid using Halis Common Stock if certain conditions are met, including but not limited to, the Company's Common Stock achieving a traded market price of at least $3 per share for a specified period of time.

     At December 31, 1999 the Company is indebted to Paul Harrison on an unsecured non-interest bearing basis in the amount of $15,000.

     Paul W. Harrison, the Chairman, President and Chief Executive Officer of the Company, is also the Chairman, President and Chief Executive Officer of HealthWatch. Mr. Harrison is also a Shareholder of both companies.

     On August 20, 1997, the Company and HealthWatch entered into a Subscription and Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to purchase up to 50,000 shares of Series H Preferred Stock (the "HealthWatch Preferred Stock") of HealthWatch for an aggregate consideration of up to $300,000, depending on the number of shares of HealthWatch Preferred Stock purchased. Each share of HealthWatch Preferred Stock may be converted at any time at the option of the holder thereof into twenty shares of the Common Stock of HealthWatch (the "HealthWatch Common Stock").

     From August 20, 1997 through September 22, 1997, the Company purchased an aggregate of 4,166 shares of HealthWatch Preferred Stock for $125,000. The HealthWatch Preferred Stock purchased by the Company was converted into 16,667 (adjusted for reverse stock-splits) shares of HealthWatch Common Stock, representing approximately one percent (1%) of the total shares of HealthWatch Common Stock outstanding at March 6, 2000. The Company is not obligated and does not have the present intent to purchase additional shares of the capital stock of HealthWatch.

     The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1997 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. A second letter of intent was entered on July 14, 1998 (the "Second LOI") which superceded the Letter of Intent. Under the Second LOI, the Company and HealthWatch again agreed to merge the two companies.

     Pursuant to the Second LOI, HealthWatch agreed to loan the Company up to a total of $250,000 pursuant to a 6% debenture maturing in February 2000 (see
Exhibit 4.4). During the fiscal year ended December 31, 1998, HealthWatch had advanced $100,000 to the Company under the debenture. Subsequently, the Company advanced an additional $57,740 to Halis. On January 29, 1999, HealthWatch exercised its conversion rights in the debenture, and converted the outstanding amounts due to HealthWatch into 1,824,645 shares of the Company's Common Stock . HealthWatch now holds 10,763,655 shares of the Company's Common Stock (approximately 20%) and is the Company's single largest shareholder.

     Due to the market volatility of the two companies stock, and accounting issues that would be raised as a result of the merger that may have had an adverse effect on HealthWatch, the companies agreed to delay the consummation of the merger.

     On March 8, 2000, the companies again agreed to merge by entering into a letter of intent ("Third LOI"). Under the Third LOI, the companies agreed that Halis would be merged with and into a wholly-owned subsidiary of HealthWatch. Halis shareholders will receive $0.33 per share of Halis Common Stock payable in HealthWatch common Stock, the exact number of shares to be determined based on the average closing price of HealthWatch Common Stock for the ten (10) days immediately preceding the closing of the proposed merger.

     The Third LOI also contains a provision that provides HealthWatch with an unconditional right to purchase, prior to the closing of the proposed merger, up to $1,000,000 of Halis Common Stock at $0.20 per share, and upon any such financing, HealthWatch shall have a three month option to purchase up to an additional $5,000,000 of Halis Common Stock at $0.20 per share.

     During 1999 and 1998, the Company and HealthWatch operated under a Business Collaboration Agreement which allowed HealthWatch to act as a reseller of the Company's software product and provided for the sharing of certain operating expenses. The Company received from HealthWatch approximately $204,000 and $125,000 in 1999 and 1998, respectively, under this agreement.

     On November 18, 1996, the Company entered into a license agreement for a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which was controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison served as the President of PHE and at the time beneficially owned approximately 40% of this company. PHE was acquired by HealthWatch, Inc. on October 2, 1998. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates to PHE (after the merger now known as MERAD Software, Inc.). During 1999 and 1998, $62,518 and $28,815, respectively, of license fees were incurred under this agreement. At December 31, 1999 and 1998, $87,483 and $24,965, respectively, was payable to PHE under this agreement and was included in accounts payable.

     In addition, the Company was obligated to pay MERAD Corporation, a 79% subsidiary of PHE (Paul Harrison owns the remaining 21% interest), a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc. ("HSI"), a subsidiary of the Company. The development agreement with MERAD Corporation ended June 30, 1998. During 1998, $160,000 was earned by MERAD Corporation for specific enhancements and maintenance required by the Company to its software products.

     As part of the license agreement, Halis Software agreed to continue developing MERAD and to be a beta site to test MERAD's capabilities and functionality. Halis Software agreed that any enhancements and modifications to MERAD became the sole and exclusive proprietary property of PHE, subject to Halis Software's rights to use the same under its license. With the exception of certain licenses to use MERAD running in favor of the Company and its affiliates, PHE has exclusive ownership rights to MERAD.

                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          The following exhibits are filed with or incorporated by reference into this report.

     3.1 Certificate of Incorporation, as amended (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-2 (No. 333-45783) filed February 6, 1998).

     3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 (No. 333-45783) filed February 6, 1998 of the Company's Registration Statement on Form S-2 (No. 333-34215) filed August 29, 1997).

     4.1  Form of Common Stock Certificate (incorporated by reference to Exhibit
          4.1 of the Company's Registration Statement on Form S-18, Reg. No. 33-14114-A, filed May 7, 1987, as amended ("Form S-18")).

     4.2  Form of 4% Convertible Debenture (incorporated by reference to Exhibit
          4.1 of the Company's Current Report on Form 8-K dated January 13,
          1998).

     4.3 Form of Common Stock Purchase Warrant Certificate (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated January 13, 1998).

     4.4 Form of 6% Convertible Debenture Subscription Agreement and Debenture (incorporated by reference to Exhibit 4.2 of the Company's Form 10QSB filed August 13, 1998).

     10.1 Employment Agreement dated November 18, 1996, as amended on January 3, 1997, by and between the Registrant Halis and Paul W. Harrison (incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

     10.2.1 Employment Agreement dated November 19, 1996, as amended on January 3, 1997, by and between the Registrant and Larry Fisher (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
               1996).

     10.2.2 Separation and Settlement Agreement entered as of January 31, 1999 by and between Registrant and Larry Fisher (incorporated by reference to Exhibit 10.2.2 of the Company's Annual Report, as amended, on Form 10-KSB/A for the year ended December 31, 1998).

     10.3 Sublease dated January 10, 1997 by and between VeriFone, Inc. and the Registrant for lease of office space in Atlanta, Georgia (incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB for the year ended December 31,
               1996).

     10.4 Warrant Agreement, dated November 19, 1996, by and between the Registrant and SunTrust Bank, Atlanta (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

     10.5 Form of Employee Trade Secret Agreement (incorporated by reference to Exhibit 10.19 of the Company's Form S-18).

     10.6 License Agreement, dated November 18, 1996, by and between Paul Harrison Enterprises, Inc. and the Registrant (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

     10.7      Form of Note Purchase Agreement (incorporated by reference to
               Exhibit 10.7 to the Company's Registration Statement on Form S-2(Registration No. 333-34215) effective August 29, 1997).

     10.8 Amended and Restated Agreement and Plan of Merger and Reorganization, dated as of December 13, 1995 and amended and restated as of March 29, 1996 and as further amended on September 27, 1996, among Fisher Business Systems, Inc., AUBIS, L.L.C., AUBIS Hospitality Systems, Inc., AUBIS Systems Integration, Inc., and certain persons and affiliates of AUBIS, L.L.C. (incorporated by reference from the Company's Current Report on Form 8-K dated November 19, 1996).

     10.9 Agreement and Plan of Merger and Reorganization, dated as of January 10, 1997, among Halis, Inc. and The Compass Group, Inc., Compass Acquisition Co. and Debra

               B. York (incorporated by reference from the Company's Current Report on Form 8-K dated January 10, 1997).

     10.10 Agreement and Plan of Merger and Reorganization, dated as of January 24, 1997, among Halis, Inc., SMG Acquisition Co., Software Manufacturing Group, Inc., and the shareholders of Software Manufacturing Group, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January 24,
               1997).

     10.11 Agreement and Plan of Merger and Reorganization, dated as of May 2, 1997, among Halis, Inc., TG Marketing Systems, Inc., TG Marketing Systems Acquisition Co., and Joseph H. Neely (incorporated by reference from the Company's Current Report on Form 8-K dated May 2, 1997).

     10.12 Agreement and Plan of Merger and Reorganization, dated as of July 7, 1997, among Halis, Inc., PRN Acquisition Co., Physicians Resource Network, Inc., and the sole shareholder of Physicians Resource Network, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated July 7, 1997).

     10.13 Agreement and Plan of Merger and Reorganization, dated as of July 31, 1997, among Halis, Inc., PhySource Acquisition Co., PhySource Ltd., and the shareholders of PhySource Ltd. (incorporated by reference from the Company's Current Report on Form 8-K dated July 31, 1997).

     10.14 Agreement and Plan of Merger and Reorganization, dated as of January 31, 1997, among Halis, Inc., ABAS/TPA Acquisition Co., American Benefit Administrative Services, Inc., Third Party Administrators, Inc., and the shareholders of American Benefit Administrative Services, Inc. and Third Party Administrators, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated January 31, 1997).

     10.15 401(k) Plan of Registrant adopted January 1, 1991 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K).

     10.16 Stock Purchase Agreement, dated as of March 29, 1996 and amended as of September 27, 1996, between Fisher Business Systems, Inc., Halis, L.L.C., Paul W. Harrison and James Askew (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated November 19,1996).

     10.17.1 1996 Stock Option Plan of the Company (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-KSB for the year ended January 31, 1996).

     10.17.2 Amendment No. 1 to 1996 Stock Option Plan (incorporated by reference to Exhibit 10.19.1 of the Company's Registration Statement on Form S-2 (Registration No. 333-45783), filed February 6, 1998).

     10.17.3 Amendment No. 2 to 1996 Stock Option Plan (incorporated by reference to Exhibit 10.19.2 of the Company's Registration Statement on Form S-2 (Registration No. 333-45783), filed February 6, 1998).

     10.20.1 Agreement and Plan of Merger dated June 25, 1998 among Halis, Inc., American Enterprise Solutions, Inc., PRN Acquisition Co. and Physicians Resource Network, Inc. (incorporated by reference from the Company's Current Report on Form 8-K dated July 15,
               1998).

     10.20.2 First Amendment to Agreement and Plan of Merger dated as of October 9. 1998 among Halis, Inc., American Enterprise Solutions, Inc., PRN Acquisition Co., and Physicians Resource Network, Inc.(incorporated by reference to Exhibit 10.2.2 of the Company's Annual Report, as amended, on Form 10-KSB/A for the year ended December 31, 1998).

     10.21 Asset Purchase Agreement dated December 31, 1997 among Halis Services, Inc., Orthodontic Practice Management System, Inc., Infocure Corporation, and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 15, 1998).

     10.22 Asset Purchase Agreement dated December 31 1997 between Communications Wiring and Accessories, Inc. and Halis Services, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed January 15,1998).

     10.23 Agreement for Purchase and Sale of Assets by and between Physicians Enterprise Systems, LLC and Registrant and PhySource, Ltd., dated as of September 30, 1998, effective as of October 1, 1998 (incorporated by reference to the Company's Form 10QSB filed November 23, 1998).

     21.1      List of Subsidiaries.

     23.1      Consent of Tauber & Balser, P.C.

     27.1      Financial Data Schedule (for SEC use only).

     99.1 Letter of Intent to Merge dated as of July 14, 1998 by and between Registrant and HealthWatch, Inc. (incorporated by reference to Exhibit 99.1 of the Companies Form 10-QSB filed August 13, 1998).

     99.2 Letter of Intent dated March 8, 2000 by and between Registrant and HealthWatch, Inc. (filed herewith).

     (2)            Reports on Form 8-K.

     The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 31, 1999:

          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     HALIS, INC.

     Date:  April 24, 2000          By: /s/ Paul W. Harrison
                                        --------------------
                                        Paul W. Harrison
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                          Title                     Date
     -----------------------------------------------------------------

/s/ Paul W. Harrison       Chairman of the Board, President  April 24, 2000
    Paul W. Harrison       and Chief Executive Officer

/s/ Dr. Joel Greenspan     Director                          April 24, 2000
    Dr. Joel Greenspan

                                  HALIS, INC.
                                AND SUBSIDIARIES
                          FINANCIAL STATEMENTS FOR THE
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


TABLE OF CONTENTS
-----------------

                                                             Page
Independent Auditors' Report                                 F-2

Consolidated Balance Sheet                                   F-3

Consolidated Statements of Operations                        F-5

Consolidated Statements of Cash Flows                        F-6

Consolidated Statements of Stockholders' Equity (Deficit)    F-8

Notes to Consolidated Financial Statements                   F-10

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
HALIS, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of HALIS, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HALIS, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

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



April 7, 2000

                         HALIS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1999


                                     ASSETS
CURRENT ASSETS
  Cash                                                             $   13,503
  Receivables, less allowance for possible losses of $229,800         257,388
  Other current assets                                                 74,158
                                                                   ----------

     TOTAL CURRENT ASSETS                                             345,049
                                                                   ----------

PROPERTY AND EQUIPMENT
  Computers and software                                              425,564
  Vehicle                                                              36,588
  Office furniture and equipment                                       64,617
  Leasehold improvements                                               29,770
                                                                   ----------
                                                                      556,539
  Less: accumulated depreciation                                      183,289
                                                                   ----------

     PROPERTY AND EQUIPMENT, NET                                      373,250
                                                                   ----------

OTHER ASSETS
  Deposits                                                             99,250
  Goodwill, net of accumulated amortization of $1,144,222             870,191
  Other intangible, net of accumulated amortization of $69,283         49,488
  Investment                                                           48,958
                                                                   ----------

     TOTAL OTHER ASSETS                                             1,067,887
                                                                   ----------

       TOTAL ASSETS                                                $1,786,186
                                                                   ==========

                 The accompanying notes are an integral part
                  of these Consolidated Financial Statements


                     LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
  Accounts payable and accrued expenses                           $  1,767,853
  Deferred revenue                                                      36,294
  Accrued payroll and payroll taxes                                    262,598
  Note payable to a bank                                               318,891
  Note payable - related party                                          15,000
  Obligations under capital leases - current portion                    60,211
                                                                  ------------

     TOTAL CURRENT LIABILITIES                                       2,460,847
                                                                  ------------

LONG-TERM DEBT
  Obligations under capital leases, net of current portion             208,560
                                                                  ------------

STOCKHOLDERS' DEFICIT
  Preferred stock, $.10 par value; 5,000,000 shares authorized;
   none issued                                                               -
  Common stock, $.01 par value; 100,000,000 shares authorized;
   52,710,130 issued and outstanding                                   527,101
  Common stock to be issued, 781,250 shares                             40,000
  Additional paid-in capital                                        36,687,723
  Accumulated other comprehensive loss, unrealized
   loss on investment                                                  (76,042)
  Accumulated deficit                                              (38,062,003)
                                                                  ------------

     TOTAL STOCKHOLDERS' DEFICIT                                      (883,221)
                                                                  ------------


       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                $  1,786,186
                                                                  ============


                 The accompanying notes are an integral part
                  of these Consolidated Financial Statements

                         HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                 1999           1998
                                             -------------  -------------
REVENUES                                      $ 5,082,493    $ 7,630,370
                                              -----------    -----------

COST AND EXPENSES
  Cost of goods sold                              848,173      2,335,237
  Selling, general and administrative           4,056,539      7,343,382
  Depreciation and amortization                   620,137        911,371
  Research and development                        287,254        725,994
  Write down of intangibles                        63,996        224,312
                                              -----------    -----------
     TOTAL COST AND EXPENSES                    5,876,099     11,540,296
                                              -----------    -----------

OPERATING LOSS                                   (793,606)    (3,909,926)
                                              -----------    -----------

OTHER INCOME (EXPENSE)
  Provision for losses on note
    receivable-related party                     (623,377)             -
  Gain on sale of subsidiaries                          -        926,017
  Loss on asset disposal                                -       (174,603)
  Interest expense                                (63,119)       (60,341)
  Interest income                                  27,131         25,643
  Other income                                      8,144         44,411
                                              -----------    -----------
     TOTAL OTHER INCOME (EXPENSE)                (651,221)       761,127
                                              -----------    -----------

NET LOSS                                      $(1,444,827)   $(3,148,799)
                                              ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE       $      (.03)   $      (.06)
                                              ===========    ===========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           51,266,751     50,804,461
                                              ===========    ===========


                 The accompanying notes are an integral part
                  of these Consolidated Financial Statements

                         HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                 1999          1998
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(1,444,827)   $(3,148,799)
                                                             -----------    -----------
  Adjustments to reconcile net loss to net cash used by
    operating activities:
     Depreciation and amortization:
       Property and equipment                                    115,772        150,009
       Goodwill                                                  402,883        634,679
       Other                                                     101,482        126,683
     Loss on disposal of property and equipment                        -        174,603
     Gain on sale of subsidiaries                                      -       (926,019)
     Write down of intangibles                                    63,996        224,312
     Interest accrued on note receivable - related party         (27,085)       (21,461)
     Provision for losses on accounts receivable                  11,003        186,951
     Provision for losses on note receivable                     623,377              -
     Issuance of common stock for services                        15,400              -
     Changes in operating assets and liabilities, net of
      assets and liabilities sold:
       Decrease (increase) in accounts receivable                 94,540       (369,981)
       Increase in other current assets                           (3,287)        (9,469)
       Decrease (increase) in deposits                            70,137        (63,908)
       Decrease in accounts payable and
        accrued expenses                                         (74,370)      (215,440)
       Increase (decrease) in accrued payroll and
        payroll taxes                                             (1,736)       201,700
       Increase (decrease) in deferred revenues                 (120,752)       275,965
                                                             -----------    -----------

          Total adjustments                                    1,271,360        368,624
                                                             -----------    -----------

     Net cash used by operating activities                      (173,467)    (2,780,175)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                            (76,162)       (48,574)
  Proceeds from sale of subsidiaries                                   -        400,000
                                                             -----------    -----------

     Net cash provided (used) by investing activities            (76,162)       351,426
                                                             -----------    -----------



                 The accompanying notes are an integral part
                  of these Consolidated Financial Statements

                         HALIS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                   1999        1998
                                                                 --------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net of
    transaction costs                                            $250,000   $ 1,585,199
  Proceeds from 6% convertible promissory notes                         -       100,000
  Proceeds from 4% convertible promissory notes                         -       100,000
  Payments on convertible promissory notes                              -      (215,000)
  Payments on obligations under capital leases                    (42,216)      (98,954)
  Payments on note payable to a bank                              (56,635)      (97,822)
  Net proceeds (payments) on notes payable - related parties       59,500       (53,000)
                                                                 --------   -----------

     Net cash provided by financing activities                    210,649     1,320,423
                                                                 --------   -----------

NET DECREASE IN CASH                                              (38,980)   (1,108,326)

CASH, BEGINNING OF YEAR                                            52,483     1,160,809
                                                                 --------   -----------

CASH, END OF YEAR                                                $ 13,503   $    52,483
                                                                 ========   ===========



                 The accompanying notes are an integral part
                  of these Consolidated Financial Statements

                         HALIS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                      Accumulated
                                                            Common      Additional       Other                           Total
                                     Common Stock            Stock       Paid-In     Comprehensive    Accumulated    Stockholders'
                               -----------------------
                                  Shares       Amount    to be Issued    Capital          Loss          Deficit     Equity (Deficit)
                               -----------   ---------   ------------  -----------   -------------   ------------   ----------------
Balances, December 31, 1997     44,239,675   $ 442,397   $          -  $35,743,205   $           -   $(33,468,377)  $     2,717,225

Comprehensive Loss:
  Net loss                               -           -              -            -               -     (3,148,799)       (3,148,799)
  Change in unrealized loss
   on investment                         -           -              -            -         (88,542)             -           (88,542)
                                                                                                                    ---------------
Total Comprehensive Loss                                                                                                 (3,237,341)

Shares received and canceled
 as proceeds of sale of
   subsidiary                  (11,548,325)   (115,483)             -   (1,501,282)              -              -        (1,616,765)
Issuance of common stock        11,952,225     119,521              -    1,465,678               -              -         1,585,199
Common stock issued for
 conversion of convertible
 debt to equity                  1,616,188      16,162              -      358,838               -              -           375,000
                               -----------   ---------   ------------  -----------   -------------   ------------   ----------------

Balances, December 31, 1998     46,259,763     462,597              -   36,066,439         (88,542)   (36,617,176)         (176,682)

Comprehensive Loss:
  Net loss                               -           -              -            -               -     (1,444,827)       (1,444,827)
  Change in unrealized loss
   on investment                         -           -              -            -          12,500              -            12,500
                                                                                                                    ---------------
Total Comprehensive Loss                                                                                                  1,432,327

Issuance of common stock         2,066,667      20,667              -      189,333               -              -           210,000
Common stock issued to
 consultants                     1,059,055      10,591              -       97,457               -              -           108,048
Common stock issued for
 conversion of convertible
 debt to equity                  1,824,645      18,246              -      139,494               -              -           157,740
Common stock issued to an
 employee in lieu of accrued
   compensation                  1,500,000      15,000              -      195,000               -              -           210,000


                 The accompanying notes are an integral part
                  of these Consolidated Financial Statements

Common stock to be issued                -           -         40,000            -               -              -            40,000
                               -----------   ---------   ------------  -----------   -------------   ------------   ---------------
Balances, December 31, 1999     52,710,130   $ 527,101   $     40,000  $36,687,723   $     (76,042)  $(38,062,003)  $      (883,221)
                               ===========   =========   ============  ===========   =============   ============   ===============


                 The accompanying notes are an integral part
                  of these Consolidated Financial Statements

                         HALIS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1999 AND 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of the Company and Basis of Presentation

HALIS, Inc. ("HALIS") and Subsidiaries (collectively, the "Company") develops and supplies healthcare software systems and provides claims processing services to managed healthcare markets, medical practices, and related point of service markets. The Company also provides value added computer services, network solutions, and connectivity solutions and systems integration principally to Atlanta area businesses. Additionally, the Company provides services support, including onsite hardware maintenance, as well as network support programs. It grants credit to its customers without requiring collateral.

Principles of Consolidation

The consolidated financial statements include the accounts of HALIS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Revenue consists primarily of third party claims processing fees, consulting services, software licensing fees, sales of related computer hardware, and post contract customer support and maintenance. For 1999 and 1998, third party claims processing fees accounted for approximately 66% and 36%, respectively, of the Company's sales. Revenues are recognized as follows:

Claims processing, consulting services,      When the services are provided.
installation, training and education

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

Cash - Agency Accounts

The Company, through its third party claims administration subsidiary, maintains custody of cash funds on behalf of its customers for the payment of insurance premiums to carriers and medical claims for covered individuals. The Company has custody of the funds but no legal right to them. Therefore, the cash balances and related liabilities are not reflected in the Company's balance sheet. At December 31, 1999, the Company maintained custody of approximately $1.3 million of customer funds.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the assets, generally five to seven years.

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

Capitalized costs were amortized over a period of five years on a straight-line basis, and amortization commenced when the product was available for market release. In December 1999, due to the Company's plan to no longer sell its existing "window" based software product and to convert to an "Internet" driven software product in 2000, the Company reviewed the recoverability of software development costs. The Company determined that the unamortized software development costs of $63,996 was not recoverable and should be written off.

Other Intangible

Other intangible consists of license fees paid to a non-related company for the right to use its software technology in the development of the Company's software product and is amortized over a period of two years on a straight-line basis.

Investment

The investment is in a marketable equity security of a related company, which is classified as available-for-sale, and is carried at market value (see Note I). The purchase cost and fair value of the investment at December 31, 1999 was $125,000 and $48,958, respectively. The related unrealized holding loss of $76,042 is reported as a separate component of stockholders' equity (deficit) at December 31, 1999.

Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated tax effects of temporary differences between financial reporting and taxable income
(loss) and for the loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to reduce deferred income tax assets to the amount that is more likely than not to be utilized.

Earnings Per Share

The Company has adopted SFAS No. 128, "Earnings Per Share," which requires basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of potential common shares included in diluted earnings per share, but excluded in basic earnings per share. As the Company experienced net losses for the income statement periods presented, potential common shares have an antidilutive effect and are excluded for purposes of calculating diluted earnings per share. The number of shares which have an antidilutive effect on diluted earnings per share was 14,269,317 and 11,584,189 in 1999 and 1998, respectively.

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

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheet for cash, receivables and notes payable approximate their fair values due to the short maturities of those instruments. Available-for-sale marketable securities are recorded at fair value in the consolidated balance sheet. Management is unable to estimate the fair value of its other financial instruments. These instruments are being paid as cash becomes available.

Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 consolidated financial statement presentation.

NOTE B - REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $1,444,827 and $3,148,799 for the years ended December 31, 1999 and 1998, respectively, and had a working capital deficiency of $2,115,798 and an equity deficiency of $883,221 at December 31, 1999. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1999 and 1998 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

Management's plans in this regard include merging with HealthWatch, Inc. ("HealthWatch"), a related company which owns approximately 20% of HALIS (see
Note I). The Company expects the merger to improve its liquidity by having access to HealthWatch's cash reserves and increasing the Company's ability to raise additional growth capital. In addition, the Company is upgrading its HES software product to an Internet version. This upgrade will restructure the software into several healthcare software products under a common architecture, which the Company believes will improve market acceptance. The Company also plans to expand its business model to include e-commerce services that will supplement its software sales and value-added business services. The e-commerce business will focus on technology-based transactions that are paid for on a monthly or per-transaction basis. This revenue model is expected to generate recurring, more predictable revenues that can be leveraged to work towards a positive cash flow. Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2000 activities.

In view of the matters described above, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - NOTE PAYABLE

The Company has a 10.5% note payable to a bank in the amount of $318,891 as of December 31, 1999. The note is payable in monthly installments of $8,045, including interest, with a balloon payment of all unpaid principal and interest due on July 28, 2000. The note was assumed in connection with the disposal of a subsidiary of the Company. Certain assets of the former subsidiary act as collateral for the loan. The Company has guaranteed payment of the loan.


NOTE D - RELATED PARTY NOTES

The Company had an unsecured note receivable due from a stockholder of $623,377. The note accrues interest at 5% per annum and is due October 31, 2001. The stockholder may repay the note using HALIS common stock if certain conditions are met, including but not limited to the Company's common stock achieving a traded market price of at least $3 per share for a specified period of time.

In December 1999, the Company reviewed the collectibility of this note and determined that its collection was doubtful. The entire amount of the note has been reserved at December 31, 1999.

At December 31, 1999, the Company had an unsecured note payable to a stockholder and director of the Company in the amount of $15,000. This note was non-interest bearing and due on demand.

NOTE E - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office space under several operating lease agreements expiring in 2003. Rent expense for the office space and equipment classified as operating leases totaled $536,547 and $586,121 for the years ended December 31, 1999 and 1998, respectively. At December 31, 1999, future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

     2000                                 $  541,567
     2001                                    567,883
     2002                                    575,768
     2003                                    457,216
                                          ----------
                                          $2,142,434
                                          ==========

Beginning January 2000, the Company will sublease one of its office facilities under a four year operating lease expiring December 2003. Minimum future subrental income anticipated under this agreement is as follows:

     2000                                   $193,392
     2001                                    222,372
     2002                                    226,630
     2003                                    231,104
                                            --------
                                            $873,498
                                            ========

During 1998, the Company acquired equipment totaling $44,650 under a five year capital lease. During 1999, the Company acquired computers and software and a vehicle totaling $266,943 under capital leases ranging from three to five years. Amortization of these capital leases included in depreciation expense totaled $78,200 and $2,236 for the years ended December 31, 1999 and 1998, respectively. Accumulated depreciation amounted to $80,436 and $2,236 as of December 31, 1999 and 1998, respectively.

Future payments under these leases are as follows:

     2000                                       $ 84,432
     2001                                         82,635
     2002                                         78,775
     2003                                         71,572
     2004                                         10,341
                                                --------
     Total minimum lease payments                327,755
     Amount representing interest                (58,984)
                                                --------
     Present value of minimum lease payments    $268,771
                                                ========

Employment Agreements

The Company had in effect an employment agreement with Paul W. Harrison which expired December 31, 1999. The agreement provided for an annual base salary of $280,000 (to be increased upon the attainment of annual revenue targets) plus certain incentive bonus payments and the issuance of qualified and non-qualified stock options to purchase common stock of the Company. Mr. Harrison agreed to reduce his 1998 salary to $235,000, of which $25,000 was paid in cash and the remaining $210,000 was satisfied through the issuance of 1,500,000 shares of the Company's common stock in February 1999. During 1999, Mr. Harrison agreed to reduce his 1999 salary to $107,000, of which $27,000 was paid in cash and the remaining $80,000 was satisfied through the issuance of 1,187,500 shares of the Company's common stock in February 2000. The Company is presently in negotiations with Mr. Harrison for terms of a new employment agreement.

The Company had also entered into an employment agreement with Larry Fisher which was scheduled to expire December 31, 1999. The agreement provided for an annual base salary of $175,000 plus incentive bonus payments and the issuance of qualified and non-qualified stock options to purchase common stock of the Company. During 1999, the Company and Mr. Fisher agreed to the mutual termination of his agreement effective December 31, 1998. Pursuant to a Separation and Settlement Agreement entered into with Mr. Fisher, the Company agreed to pay Mr. Fisher's unpaid 1998 base salary in cash and to issue Mr. Fisher 300,000 fully vested non-statutory stock options, exercisable at a price of $0.13 per share, expiring January 2006. At December 31, 1999, the remaining balance due to Mr. Fisher was $94,662.

Litigation

In February 1997, a complaint styled Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman v. Fisher Business Systems, Inc., HALIS, Inc., Larry Fisher, Paul W. Harrison, and Nathan I. Lipson was filed in the State Court of Fulton County, Georgia. The complaint alleges, among other things, breach of contract in connection with the termination by the Company of its merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company. The Surmans are the principals of ACCS and claim personal damages against the Company on certain of the claims, and claim a right to at least 150,000 shares of the Company's common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of the Company's common stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surmans further claim that the Company fraudulently induced them to solicit investors for the Company (the "Investor Solicitation Claim"). The complaint seeks damages in the amount of at least $2 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit.

On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of the Company on seven of the nine counts in the complaint and affirming the denial of the Company's cross appeal denying summary judgment on the two surviving counts. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On July 18, 1997, the Company was sued by Penelope Sellers in an action seeking actual damages against the Company in the amount of $480,535, unspecified attorneys fees, and punitive damages of not less than $1,000,000. Ms. Sellers contends that a Finder's Fee Agreement into which she entered with the Company in August 1995, and under which she was to receive a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company in respect to transactions introduced to the Company by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement. That amount represents 10% of the investment made by the principals of AUBIS, LLC ("AUBIS") in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

Ms. Sellers claims that the entirety of the convertible notes offering described above (in which an aggregate of $1,470,000 was raised by the Company) would not have been successful but for her introduction of the AUBIS principals to the Company. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all capital funding raised by the Company (up to the $500,000 maximum compensation), including the proceeds of a private placement which raised gross proceeds of approximately $2 million. Finally, Ms. Sellers has made a claim for 10% of the value of AUBIS and HALIS Software, Inc.

The Company has answered Ms. Seller's complaint, denying liability under the Finder's Fee Agreement in an amount exceeding that already paid, and denying liability to Ms. Sellers under any of the factual or legal bases alleged in her complaint. Discovery has been completed. The defendants filed a motion for partial summary judgment, which was granted, effectively eliminating Larry Fisher and Paul Harrison on claims asserted against them for tortuous interference with contractual relations. The Company continues to vigorously defend this lawsuit. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

On March 22, 1999, the Company and Paul Harrison were sued by Debra York, the former President of the Company's wholly owned subsidiary, The Compass Group, Inc. Ms. York's complaint alleged that she was owed compensation arising from a certain Agreement and Plan of Merger and Reorganization and a certain Employment Agreement, and in connection with certain alleged representations of the Company and Paul Harrison. On September 24, 1999, a settlement was reached among the parties in which the Company paid Ms. York $20,000 and Ms. York returned to the Company stock options to purchase 809,500 shares of the Company's common stock at a price of $0.13 per share.

On April 1, 2000, the Company was served a complaint by Carrera-Maximus, Inc. (previously known as Carrera Consulting Group). The complaint alleges breach of contract in connection with certain professional service fees, product support fees, and license fees paid to the Company under a contract between the two parties. Carrera-Maximus, Inc. is seeking the return of fees in the total amount of approximately $538,000. The Company denies the allegations of liability in the complaint and intends to vigorously defend this case, including the filing of an answer and assertion of the appropriate counter claims. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

The Company is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein. No provision has been made in these financial statements regarding these items due to the uncertainty of their ultimate resolution.


NOTE F - INCOME TAXES

Significant components of the Company's deferred income tax assets as of December 31, 1999 are as follows:

     Deferred tax assets:
       Net operating loss carryforwards                                   $ 6,297,108
       Other, net                                                             580,886
                                                                          -----------

     Net deferred tax asset                                                 6,887,994
     Valuation allowance                                                   (6,887,994)
                                                                          -----------

     Net deferred tax asset reported                                      $         -
                                                                          ===========

The valuation allowance at December 31, 1998 amounted to $6,405,312.

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                                  1999          1998
                                                                                ---------     ---------
     Federal income tax rate                                                      (34.0)%       (34.0)%
     Effect of valuation allowance on deferred tax assets                           34.0          34.0
     State income tax, net of Federal benefit                                        0.0           0.0
                                                                                --------      --------
     Effective income tax rate                                                       0.0%          0.0%
                                                                                ========      ========

At December 31, 1999, the Company had available for carryforward a net operating loss of approximately $16.6 million. Approximately $9 million of the net operating loss relates to losses prior to 1997, and as a result of an ownership change on November 19, 1996, and in accordance with Section 382 of the Internal Revenue Code, the loss carryforward is limited to approximately $841,000 for each year thereafter. The net operating losses expire between the years 2000 and 2019. Future recognition of these carryforwards will be reflected when it is more likely than not that they will be utilized.

Net operating loss carryforwards expiring in the next five years are approximately as follows:

     2000                                     $  112,000
     2001                                        246,000
     2002                                      1,225,000
     2003                                      1,571,000
     2004                                        782,000


NOTE G - STOCK OPTION PLANS

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

Options issued to participants are granted with an exercise price of the mean between the high "bid" and low "ask" price (average market price) as of the close of business on the date of grant, and are exercisable up to ten years from the date of grant. Incentive stock options issued to persons who directly or indirectly own more than ten percent of the outstanding stock of the Company shall have an exercise price of 110 percent of the average market price on the date of grant and are exercisable up to five years from the date of grant.

The Company's previous incentive stock option plan, the 1986 Incentive Stock Option Plan, expired on January 29, 1996. The 1988 Non-qualified Stock Option Plan was terminated by the Company on April 24, 1996. Activity related to these plans is as follows:

                                       1986 &     Weighted                Weighted   Outside     Weighted
                                    1988 Plans:   Average   1996 Plan:    Average   of Plans:     Average
                                     Number of    Exercise   Number of    Exercise  Number of    Exercise
                                      Options       Price     Options      Price     Options      Price
                                    -----------   --------  ----------   --------  ----------    --------
Outstanding at December 31, 1997         71,940     $ 0.28   2,967,742      $1.67   7,872,000      $1.75

Granted                                       -          -     990,350      $0.13   3,995,290      $0.13
Expired                                       -          -           -          -           -          -
Terminated                                    -          -  (2,206,842)     $1.23  (2,222,200)     $0.38
Exercised                                     -          -           -          -  (1,000,000)     $0.13
                                         ------             ----------             ----------

Outstanding at December 31, 1998         71,940     $ 0.28   1,751,250      $0.25   8,645,090      $0.20

Granted                                       -          -           -          -   2,378,700      $0.08
Expired                                    (220)    $11.88           -          -           -          -
Terminated                                    -          -    (385,250)     $0.13    (717,000)     $0.13
Exercised                                     -          -           -          -           -          -
                                         ------             ----------             ----------

Outstanding at December 31, 1999         71,720     $ 0.24   1,366,000      $0.20  10,306,790      $0.16
                                         ======             ==========             ==========

Options exercisable at
December 31, 1999                        71,720     $ 0.24     775,475      $0.25  10,202,290      $0.16
                                         ======             ==========             ==========

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

Exercise prices for options outstanding as of December 31, 1999 under the 1986 and 1988 Plans range from $0.13 to $10.63 per share. The weighted average remaining life of these options was approximately three years.

Exercise prices for options outstanding as of December 31, 1999 granted under the 1996 Plan ranged from $0.13 to $2.00 per share. The weighted average remaining life of these options was approximately eight years.

Exercise prices for options outstanding as of December 31, 1999 granted outside of the Plans ranged from $0.05 to $2.12 per share. The weighted average remaining life of these options was approximately eight years.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). In accordance with APB 25, since the exercise price of the underlying stock options equaled the fair market value on the date of grant, no compensation expense was recognized.

Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 1998:


                                          1999        1998
                                       ----------  ----------

     Risk-free interest rate           4.55-5.67%  4.31-4.72%

     Dividend yield                          0.0%        0.0%

     Expected volatility                  147.60%     125.33%

     Weighted average expected life     4 years     4 years

     Forfeiture rate                         5.0%        5.0%

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share if compensation expense had been recognized for the options issued would have been as follows:

                                                           1999          1998
                                                       ------------  ------------

     Net loss - as reported                            $(1,444,827)  $(3,148,799)

     Net loss - pro forma                              $(1,472,727)  $(3,935,589)

     Reported loss per share - basic & diluted         $     (0.03)  $     (0.06)

     Pro forma loss per share - basic & diluted        $     (0.03)  $     (0.08)

     Weighted average fair value of options granted
       during the year                                 $      0.01   $      0.13

NOTE H - STOCK WARRANTS

The Company has issued stock warrants in conjunction with the issuance of common stock. Activity related to stock warrants was as follows:

                                                                                             Weighted Average
                                                                             Warrants         Exercise Price
                                                                         ----------------  --------------------
     Outstanding at December 31, 1997                                          1,301,760        $  1.73
          Granted                                                                      -        $     -
          Exercised                                                                    -        $     -
          Expired                                                                (25,000)       $  1.35
                                                                              ----------
     Outstanding at December 31,1998                                           1,276,760        $  1.73
          Granted                                                              1,161,822        $  0.29
          Exercised                                                                    -        $     -
          Expired                                                                      -        $     -
                                                                              ----------
     Outstanding at December 31, 1999                                          2,438,582        $  1.05
                                                                              ==========


At December 31, 1999 the Company had warrants outstanding as follows:


     Common Shares                          Exercise                     Range of
     Under Warrant                       Price Per Share             Expiration Dates
--------------------                    ------------------       -------------------------------
             437,500                        $      .05                   December 2004
             535,000                        $      .11                     June 2004
             237,982                        $     1.35           September 2002 - December 2002
           1,228,100                        $     1.75           November 2001 - September 2002
         -----------
           2,438,582
         ===========

NOTE I - RELATED PARTY TRANSACTIONS

On November 18, 1996, the Company entered into a license agreement for a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which was controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison served as the President of PHE and at the time beneficially owned approximately 40% of this company. PHE was acquired by HealthWatch, Inc. on October 2, 1998. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates to PHE (after the merger now known as MERAD Software, Inc.). During 1999 and 1998, $62,518 and $28,815, respectively, of license fees were incurred under this agreement. At December 31, 1999 and 1998, $87,483 and $24,965, respectively, was payable to PHE under this agreement and was included in accounts payable.

In addition, the Company was obligated to pay MERAD Corporation, a 79% subsidiary of PHE (Paul Harrison owns the remaining 21% interest), a development fee of $15,000 per month pursuant to a license and software development agreement between MERAD Corporation and HALIS Software, Inc. ("HSI"), a subsidiary of the Company. The development agreement with MERAD Corporation ended June 30, 1998.

In addition, during 1998, $160,000 was earned by MERAD Corporation for specific enhancements and maintenance required by the Company to its software products.

As part of the license agreement, HSI agreed to continue developing MERAD and to be a beta site to test MERAD's capabilities and functionality. HSI agreed that any enhancements and modifications to MERAD become the sole and exclusive proprietary property of MERAD Software, Inc., subject to HSI's rights to use the same under its license. With the exception of certain licenses to use MERAD, MERAD Software, Inc. has exclusive ownership rights to MERAD.

During 1999, the Company granted options to an officer/director of the Company to purchase 540,000 shares of the Company's common stock at a price of $.05 per share. These options expire December 2009.

During 1999, the Company granted options to a director of the Company to purchase 100,000 shares of the Company's common stock at a price of $.05 per share. These options expire December 2009.

During 1999, the Company granted options to a relative of an officer/director of the Company to purchase 100,000 shares of the Company's common stock at a price of $.05 per share. These options expire December 2009.

At December 31, 1999, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:


 Common Shares      Exercise              Range of
 Under Option    Price Per Share      Expiration Dates
---------------  ---------------  -------------------------
     740,000        $.05                December 2009
   5,666,500        $.13          June 2006 - December 2009
   ---------
   6,406,500
   =========

Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of $6,343,250 shares of common stock are exercisable at December 31, 1999.

During 1999, 1,500,000 shares of the Company's stock were issued to an officer of the Company for payment of accrued compensation of $210,000.

At December 31, 1998, the Company had outstanding a 6% convertible debenture to HealthWatch, Inc., a related company, in the amount of $100,000. During 1999, this related company loaned the Company an additional $57,741. In January 1999, the outstanding convertible debenture in the total amount of $157,741 was converted into 1,824,645 shares of the Company's common stock.

In 1997, the Company purchased an aggregate of 4,166 shares of HealthWatch Preferred Stock for $125,000. The HealthWatch Preferred Stock purchased by the Company was converted into 16,667 (adjusted for Reverse Stock Split) shares of HealthWatch common stock, or 3.9% of the outstanding HealthWatch common stock at that time. The Company is not obligated and does not have the present intent to purchase additional shares of the common stock of HealthWatch.

Paul W. Harrison, the Chairman and Chief Executive Officer of the Company, is also the Chairman and Chief Executive Officer of HealthWatch. Mr. Harrison is also a shareholder of both companies.

During 1999 and 1998, the Company and HealthWatch operated under a Business Collaboration Agreement which allowed HealthWatch to act as a reseller of the Company's software product and provided for the sharing of certain operating expenses. The Company received from HealthWatch approximately $204,000 and $125,000 in 1999 and 1998, respectively, under this agreement.

The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1998 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. However, due to the market volatility of the two companies' stock and accounting issues that would be caused as a result of the merger that may have an adverse effect on HealthWatch, the companies agreed to delay the consummation of the merger.

In March 2000, the Company and HealthWatch signed a binding letter of intent to merge. In the merger, each share of common stock of the Company outstanding immediately prior to the effective time of the merger would be converted into the right to receive that fraction of a share of HealthWatch common stock equal to $.33 divided by the average closing price of HealthWatch common stock on the NASDAQ Market for the ten trading days immediately preceding the merger closing date (the "Merger Consideration"). In addition, outstanding stock options and stock warrants of the Company would be converted into options and warrants to purchase HealthWatch common stock in accordance with the same conversion ratio.

The Letter of Intent also contains binding provisions providing HealthWatch with an unconditional right to purchase prior to the closing of the merger, up to $1,000,000 of the Company's Common Stock at $0.20 per share, and upon such financing, HealthWatch shall have a three month option to purchase up to an additional $5,000,000 of the Company's Common Stock at $0.20 per share.

The proposed merger is expected to take approximately 90 days from the date of the binding letter of intent. The merger is subject to, among other conditions, the approval of the shareholders of both companies. No assurance can be given that the parties will reach a definitive merger agreement or that, if reached, the parties will be able to satisfy the conditions to the consummation of the merger.

NOTE J - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Details of non-cash transactions are as follows:

                                                                  1999       1998
                                                                --------  ----------

     Capital lease obligations incurred for the acquisition
      of property and equipment                                 $266,943  $   44,650
                                                                ========  ==========

     Debt consolidated into a single note payable to a bank:
       Line of credit                                           $      -  $   92,334
       Note payable                                                    -     368,341
                                                                --------  ----------
                                                                $      -  $  460,675
                                                                ========  ==========

     Debt converted to equity:
       6% convertible promissory note, related party            $157,741  $        -
       Accounts payable, consultants                              92,648           -
       Accrued employee compensation                             210,000           -
       4% convertible promissory notes                                 -     300,000
       10% convertible promissory notes                                -      75,000
                                                                --------  ----------
                                                                $460,389  $  375,000
                                                                ========  ==========

     12,048,305 shares of the Company's common stock
       recorded as consideration for sale of subsidiary         $      -  $1,686,763
                                                                ========  ==========

     Capitalized license fees recorded by increasing
       accounts payable                                         $118,771  $        -
                                                                ========  ==========

     Cash paid for interest                                     $ 61,050  $   63,191
                                                                ========  ==========

NOTE K - DISPOSITIONS

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

On October 9, 1998, the Merger Agreement was amended by the parties to acknowledge and agree that the number of shares of the Company's common stock to be delivered by AES totaled 12,048,325 shares. AES delivered 11,548,325 shares during 1998. The remaining 500,000 shares have not been received by the Company as of the report date.

Charles Broes, who served as a director of the Company from July 1, 1997 until he resigned on June 10, 1998, served as the Chief Executive Officer, Secretary, Treasurer and board member of AES. Mr. Broes did not participate in any meetings of the Company's board of directors with respect to the Merger Agreement, or the amendment thereto.

For Federal income tax purposes, the merger is not intended to constitute a reorganization within the meaning of Section 368 of the Code. The parties to the Merger Agreement acknowledge that the merger is intended to constitute a redemption by HALIS of all HALIS stock owned directly or indirectly by AES pursuant to Section 302(b)(3) of the Internal Revenue Code of 1986, as amended.

Sale of the Homa Practice in Fiscal 1998

On September 30, 1998, the Company's wholly-owned subsidiary, PhySource, Ltd. ("PhySource"), sold to Physician's Enterprise System, LLC ("PES") all of the medical and non-medical assets of its Dr. Homa medical practice that the Company had acquired in 1997 (the "Homa Practice"). The Homa Practice had provided medical services to patients in the Arlington Heights, Illinois vicinity. The sale was effected through an Agreement for Purchase and Sale of Assets entered into between PES, the Company and PhySource, and was effective as of October 1, 1998 (the "Asset Agreement"). Under the terms of the Asset Agreement, PhySource received $400,000 at closing and the right to receive 50% of collections on the receivables assigned to PES in excess of $400,000, less a collection fee of 20% (the "Contingent Payment"), and had certain specific liabilities assumed by the purchaser. The Contingent Payment was to be calculated and paid to the Company on November 1, 1999. As of December 31, 1999 and the report date, the calculation of the Contingent Payment had not been made by PES and therefore, no amounts have been paid or accrued in the Company's 1999 financials related to this Contingent Payment. The results from operations for the Homa Practice were included in the Company's results from operations for the nine-month period ended September 30, 1998.

NOTE L - FOURTH QUARTER ADJUSTMENTS

Significant adjustments made in the fourth quarter of 1999 are as follows:

Record provision for losses on note receivable - related party..........$623,377
Decrease in deferred revenue on software sales/maintenance contracts....$240,132
Additional accrual of accounts payable relating to legal fees...........$100,000

                                 EXHIBIT INDEX



Exhibit
Number         Description

21.1      List of Subsidiaries

23.1      Consent of Tauber & Balser, P.C.

27.1      Financial Data Schedule (for SEC use only)

99.2 Letter of Intent dated March 8, 2000 by and between Registrant and HealthWatch, Inc.