Form 10QSB
period 2000-03-31
HALIS INC
filed 2000-05-15
CIK 790733

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        Commission File Number
------------------------------        ----------------------
  March 31, 2000                             0-16288


                                  HALIS, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Georgia                                                   58-1366235
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)


      3525 Piedmont Road, 7 Piedmont Center Suite 300, Atlanta, GA 30305
      ------------------------------------------------------------------
                   (Address of Principal Executive Offices)

                                (404) 262-0181
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                 N/A
                 --------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X              No ______
                          --------

      Number of registrant's common shares outstanding at April 30, 2000

                                   57,317,222
                              -------------------

         Transitional Small Business Disclosure Format (check one)
                      Yes _______   No    X
                                       -------

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  HALIS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 MARCH 31, 2000

                                     ASSETS

Current Assets
  Cash                                               $  171,113
  Receivables, less allowance for possible losses
      of $229,800                                       238,566
  Other current assets                                   49,584
                                                     ----------
     Total current assets                               459,263

Property and Equipment
  Computer equipment                                    435,976
  Vehicles                                               36,588
  Office furniture and fixtures                          65,233
  Leasehold improvements                                 29,770
  Less: accumulated depreciation                       (215,257)
                                                     ----------
     Total property and equipment, net                  352,310

Other Assets
  Deposits                                              102,840
     Goodwill, net of accumulated
     amortization of $1,247,444                         766,969
         Other intangibles, net of
     accumulated amortization of $84,129                 34,641
     Long-term investments                               79,163
                                                     ----------
         Total other assets                             989,163

         Total assets                                $1,795,185
                                                     ==========




            (The accompanying notes are an integral part of these statements)

                                  HALIS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 MARCH 31, 2000

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)


Current liabilities:
  Accounts payable and accrued expenses                          $  1,499,503
  Deferred revenue and customer deposits                               24,300
  Accrued payroll and payroll taxes payable                           186,629
  Due to HealthWatch, Inc.                                            396,456
  Notes payable -- bank                                               295,695
  Obligations under capital leases -- current portion                  60,880
                                                                 ------------

     Total current liabilities                                      2,463,463

Long-term debt
  Obligations under capital leases -- net of current portion          209,808

Shareholders' Equity (Deficit)
     Common stock $.01 par value 100,000,000
     authorized; 56,078,880 issued and outstanding                    560,788
  Additional paid-in capital                                       36,885,036
  Unrealized loss on investment                                       (45,837)
  Accumulated deficit                                             (38,278,073)
                                                                 ------------

         Total stockholders' equity (deficit)                        (878,086)

         Total liabilities and stockholders' equity (deficit)    $  1,795,185
                                                                 ============




            (The accompanying notes are an integral part of these statements)

                                  HALIS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

                                                        Three Months Ended March 31,
                                                             2000          1999
                                                         -----------   -----------
Sales Revenue                                            $ 1,048,240   $ 1,582,836

Cost and Expenses
 Cost of goods sold                                            9,870       367,226
 Selling, general, and administrative                      1,067,058       959,352
 Research and development                                     46,377        69,702
 Amortization and depreciation                               152,489       139,516
                                                         -----------   -----------
                                                           1,275,795     1,535,796

Operating Income (Loss)                                     (227,554)       47,040

Other Income (Expenses)
 Gain (loss) on asset disposal                                35,000             -
 Interest expense                                            (23,517)      (17,829)
 Interest income                                                   -         6,630
                                                         -----------   -----------
                                                              11,483       (11,199)
                                                         -----------   -----------

Net Income (Loss)                                        $  (216,072)  $    35,841
                                                         ===========   ===========

Basic and Diluted Loss per Common Share                  $      0.00   $      0.00
                                                         ===========   ===========

Basic and Diluted Weighted Average Shares Outstanding     54,405,597    48,887,856
                                                         ===========   ===========




       (The accompanying notes are an integral part of these statements.)

                          HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND
                     THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                     Three Months Ended March 31,
                                                           2000        1999
                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                       $(216,072)  $  35,841
                                                         ---------   ---------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                            152,489     139,516
  Decrease in allowances for losses on accounts
   receivable                                                    -     (16,654)
  Issuance of stock for current services                    26,000           -
  Changes in operating assets and liabilities, net of
   assets and liabilities acquired and sold:
    Decrease in customer claims and premium funds                -      33,148
    Decrease (increase) in accounts receivable              18,823    (114,887)
    Increase in notes receivables -- related parties             -      (6,833)
    Decrease (increase) in other current assets             26,491     (15,352)
    (Increase) decrease in deposits                         (3,590)     70,137
    Decrease in accounts payable & accrued expenses       (188,348)   (159,740)
    Decrease in sales & payroll taxes                      (75,969)    (12,776)
    (Decrease) increase in deferred revenues &
      customer deposits                                    (11,994)     76,325
    Decrease in other current liabilities                      270    (101,060)
                                                         ---------   ---------
      Total adjustments                                    (55,828)   (108,176)
                                                         ---------   ---------

      Net cash provided (used) by operating activities    (271,900)    (72,335)
                                                         ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                        (13,480)          -
                                                         ---------   ---------

  Net cash used by investing activities                    (13,480)          -
                                                         ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                     70,000      50,000
 Proceeds (payments) on capital leases                           -      (6,244)
 Net increase in Due to HealthWatch, Inc.                  396,186
 Net (payments)/proceeds from notes payable                (23,196)    (15,979)
 Net proceeds form notes payable -- related parties              -      77,741
                                                         ---------   ---------

  Net cash provided by financing activities                442,990     105,518
                                                         ---------   ---------

 Increase (decrease) in cash                               157,610      33,183

 Cash - beginning of period                                 13,503      52,483
                                                         ---------   ---------

 Cash - end of period                                    $ 171,113   $  85,666
                                                         =========   =========

       (The accompanying notes are an integral part of these statements.)

                                  HALIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)


PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Halis, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Realization of Assets

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1998 and 1999, and such losses are continuing in fiscal year 2000. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1998 and 1999, and this was also the case for the quarter ended March 31, 2000. The Company had working capital deficiencies of $2,115,798 and $2,004,200 as of December 31, 1999 and March 31, 2000, respectively. The Company's negative cash flow from operating activities was $173,467 and $271,900 for year ended December 31, 1999 and the three months ended March 31, 2000, respectively. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case by case basis.

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

MANAGEMENT'S OPERATING PLANS

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

In 1996, the Company focused its attention on developing a new healthcare software system that it believed would revolutionize the way that a healthcare organization operates. Historically, a healthcare organization's system needs have been met with old legacy systems that are not integrated across all of the functions that a healthcare organization may utilize through its encounter with a patient or other users of their services. As a result, the Company developed the Halis Healthcare Enterprise System (the "HES System"), a comprehensive advanced integrated system capable of being applied to all the main participants in the healthcare process, including: providers, payors, office-based physician practices, management practice companies, hospitals, laboratories, pharmacies, home healthcare providers and long-term care facilities. The HES System is integrated by design (not "interfaced") and is contained in one program and distributed database that performs over 270 functions in 20 different applications.

The technical innovation that enables the HES to be powerful, yet simple to install and maintain, is the virtual software and information media processing utility known as "MERAD," that the Company licenses from its affiliate, HealthWatch, Inc.("HealthWatch"). MERAD enables the HES System to store programming code in a database, thereby removing the repetitive processing required in conventional programming. The HES System integrates all of the major functions needed by clinics, hospitals, physician practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare providers, the eight major markets in which Halis plans to compete. Halis is currently building out the specific features required by each of these eight markets. Presently, the Company is marketing the HES System to clinics and physician and management practices.

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

During fiscal year 1998, Halis' relationship with HealthWatch expanded with HealthWatch owning approximately 20% of Halis' outstanding common stock . HealthWatch owns the MERAD technology which is licensed to the Company under a Business Collaboration Agreement. Under that Agreement, the Company is obligated to pay HealthWatch a royalty equal to 10% of the gross revenues generated by the Company from sales of the products and services that incorporate HealthWatch's information technology software. During the first quarter of fiscal year 1999, the Company's Board of Directors decided that in order to conserve its resources and to operate more efficiently, the Company would focus its attention on the sales of the HES System and its claims processing capabilities, and would rely upon HealthWatch to supply support and services to Halis' customers. In addition, Halis and HealthWatch are currently sharing office space and administrative resources under a cost sharing arrangement for the corporate offices of both companies. The Company's Chicago facility is the location for its ABAS subsidiary, which performs healthcare claims processing and other healthcare related services for employers.

Management plans to take the following steps to improve its operating results and financial position, which it believes to be sufficient to provide the Company with the ability to continue in existence during the ensuing twelve month period.

 1. The Company continues to focus on the sale of the HES System, which management believes will continue to gain market acceptance.

 2. In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure. As such, on March 8, 2000, the Company executed a letter of intent that provides that Halis would merge with and into a wholly-owned subsidiary of HealthWatch. (See "The HealthWatch Merger" below).

 3. The Company plans to continue to develop its s third party administrator subsidiary, ABAS, which provides claims processing and other administrative services to major companies throughout the United States. ABAS is currently operating profitably and management believes that the business contacts generated in this business may provide cross marketing opportunities for its HES System.

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


The HealthWatch Merger

On March 8, 2000, Halis executed a letter of intent with HealthWatch, Inc., Nasdaq SmallCap Market: "HEAL" ( "HealthWatch"), to merge with and into a wholly-owned subsidiary of HealthWatch. As of March 31, 2000, HealthWatch was Halis' single largest shareholder, owning approximately 20% of the outstanding common stock of Halis. Halis and HealthWatch currently operate under a Business Collaboration Agreement for the HES System and MERAD technologies and a cost sharing arrangement for corporate office space and administrative resources.

Under the terms of the letter of intent, Halis would merge with and into a new wholly-owned subsidiary of HealthWatch. As a result of the merger, Halis shareholders would receive $0.33 for each share of Halis common stock. The $0.33 per share purchase price will be paid in shares of HealthWatch common stock. The actual number of shares to be issued will be based upon the average closing price of HealthWatch's common stock for the 10 trading days immediately preceding the closing date of the proposed merger.

The letter of intent also contains a binding provision providing HealthWatch an unconditional right to purchase, prior to the closing of the merger, up to $1,000,000 of Halis' common stock at $.20 per share, and upon consummation of such financing, HealthWatch shall have a three month option to purchase an additional $5,000,000 of Halis' common stock at a price of $.20 per share.

In April 2000, HealthWatch exercised its option to purchase 5,000,000 shares of Halis' common stock for a total investment of $1,000,000. As a result, HealthWatch now has an option to purchase an additional 25,000,000 shares of common stock for a total purchase price of $5,000,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of March 31, 2000 were $1,795,185, an increase of $8,999 from total assets of $1,786,186 at December 31, 1999. The increase is primarily attributable to a $157,610 increase in cash (which was received from HealthWatch) and an increase in the market value of the Company's investment in HealthWatch of $30,205, partially offset by depreciation and amortization of $152,489 and a decrease in receivables of $18,822.

Current liabilities decreased by $2,615 from $2,460,847 at December 31, 1999 to $2,463,462 at March 31, 2000. The decrease is primarily attributable to reducing accounts payable and accrued expenses, and accrued payroll and payroll taxes by $344,319, and decreases in notes payable-bank and notes payable-related party of $23,196 and $15,000, respectively. These decreases were offset by an increase in Due to HealthWatch, Inc. of $396,456.

Stockholder's equity increased from $(883,221) at December 31, 1999 to $(878,086) at March 31, 2000, an increase of $5,135. This increase is attributable to the sale of 1,000,000 shares of common stock of the Company for $70,000 in a private placement, the issuance of 400,000 common shares for current services valued at $26,000, and the issuance of 1,187,500 shares to Paul
W. Harrison, Halis' Chairman and CEO, in payment of $80,000 of accrued salaries and a $15,000 loan. The increases are offset by a an increase in the market value of the Company's investment in HealthWatch, Inc. of $30,205 and a net loss for the period of $216,072.


RESULTS OF OPERATIONS

Sales revenue decreased by $534,596 for the three-month period ended March 31, 2000 as compared to the same period for the prior year. The decrease is primarily the result of significantly decreased consulting fees and HES System revenues. Due to cash resource limitations, the Company made the decision in late 1999 to no longer aggressively pursue its consulting business. The decrease is partially offset by increased revenues at the Company's ABAS subsidiary.

Cost of goods sold decreased $357,356 for the three-month period ended March 31, 2000 as compared to the same period for the prior year. This decrease is directly attributable to the reduction of consulting revenues.

Selling, general and administrative expenses increased by $107,706 to $1,067,058 for the three-month period ended March 31, 2000. The increase is primarily the result of increased consulting and professional fees associated with the Company's change in business focus and increased overhead resulting from growth at the Company's ABAS subsidiary.

     Research and development costs decreased by $23,325 for the three-month period ended March 31, 2000 as compared to the same period for the prior year. These reductions are primarily the result of the shift of certain research and development personnel to work as part of the Merad Software services group for HealthWatch, Inc. effective March 1, 1999.

The Company incurred a net loss of $216,072 for the three months ended March 31, 2000 as compared to a net income of $35,841 for the three months ended March 31, 1999, which is a decrease of $251,913. The decrease is attributable to a significant decrease in HES System and consulting revenues combined with an increase the selling, general and administrative expenses resulting from increase consulting and professional fees in connection with the Company's change in business focus.


LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended March 31, 2000, operating activities consumed $271,900 of cash as compared to $72,335 for the same period for the prior year. The primary reasons for the decrease is the Company's aggressive approach to settling liabilities with past due vendors. The Company was able to do this through the use of cash provided by HealthWatch. The Company paid down its accounts payable and accrued expenses by $344,319, of which $264,319 was paid in cash and $80,000 was converted to common stock of the Company.

The Company continues to monitor its cash situation very closely. Due to the down-sizing of the Company, its cash needs are not as acute as they were during 1998 and 1999. However, if the Company is unable to increase sales of its HES System or consummate the merger with HealthWatch, the Company may not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking additional capital. Halis' immediate cash needs have been partially provided for due to HealthWatch executing its financing option, which provided $1 million cash in exchange for 5,000,000 shares of Halis' common stock. See "The HealthWatch Merger" above.


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


                                    PART II.
                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2000, the Company issued a total of 2,587,500 shares of common stock. The Company executed the following equity transactions; 1,000,000 shares of common stock were sold for $70,000 in a private placement, the issuance of 400,000 common shares for current services valued at $26,000, and the issuance of 1,187,500 shares to Paul W. Harrison, Halis' Chairman and CEO, in payment of $80,000 of accrued salaries and a $15,000 loan. The Company issued the securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.


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

There can be no assurance, however, that the Company will be successful in its defense of the plaintiff's complaint, or that the final resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

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

In February 1997, Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman sued the Company alleging, among other things, breach of contract in connection with the termination by the Company of a merger agreement with ACCS, which the Company advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to the Company, and that the Company, or individuals related to it, tortuously interfered with the business relationships of ACCS, and fraudulently induced ACCS management to permit Company management to take over and "systematically destroy" the ongoing business of ACCS. The Surman's are the principals of ACCS and claim personal damages against the Company on certain of the claims, and claim a right to at least 150,000 shares of the Company's common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of Halis stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surman's further claim that the Company fraudulently induced them to solicit investors for the Company (the "Investor Solicitation Claim"). The complaint sought damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of the Company on seven of the nine count in the Complaint, and affirming the denial of the company's cross appeal denying summary judgment on the two surviving counts.

There can be no assurance, however, that the Company will be successful in its defense of the plaintiff's petition for certiorari, or that the final resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

(C)  Carrera-Maximus, Inc. (previously known as Carrera Consulting Group, v.
     -----------------------------------------------------------------------
     Halis, Inc., and Does 1 to 30, inclusive,
     ----------------------------------------
     Superior Court of the State of California, County of Sacramento
     Case No. 00-AS-01605

Company was served with this complaint on April 1, 2000. The complaint asserts counts for the following:

Breach of contract seeking return of professional service fees it paid of $425,638; product support fees in the amount of $55,601; license fees in the amount of $56,750.

The Company intends to vigorously defend this case. The Company has filed an answer asserting various defenses and denying liability, and has asserted a counterclaim.

There can be no assurance, however, that the Company will be successful in its defense of the plaintiff's complaint, or that the final resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(D)  EXHIBITS.

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

    27.1  Financial Data Schedule (for SEC use only).

    99.2 Letter of Intent dated March 8, 2000 by and between Registrant and HealthWatch, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

     (b)  Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

          None.



                                 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 15, 2000          Halis, Inc.

                            By:  /s/ Paul W. Harrison
                                 ----------------------------------------
                                 Paul W. Harrison,
                                 Chairman, President and Chief Executive Officer (Principal Financial Officer)

                                 EXHIBIT INDEX


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

27.1  Financial Data Schedule (for SEC use only).

99.2 Letter of Intent dated March 8, 2000 by and between Registrant and HealthWatch, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).