Form 10QSB
period 2000-06-30
HALIS INC
filed 2000-08-14
CIK 790733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     Commission File Number
------------------------------                     ----------------------
     June 30, 2000                                        0-16288

                                  HALIS, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

                Georgia                                  58-1366235
       --------------------------                     ---------------
    (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or organization)                  Identification No.)


      3525 Piedmont Road, 7 Piedmont Center, Suite 300, Atlanta, GA 30305
      -------------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

                    Yes       X              No
                          --------               --------

       Number of registrant's common shares outstanding at July 31, 2000
                                   62,317,222
                                   ----------
         Transitional Small Business Disclosure Format (check one)
                               Yes        No   X
                                   -----     -----

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  HALIS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2000

                                     ASSETS
Current Assets
  Cash                                                        $  671,734
  Receivables, less allowance for possible losses
    of $229,800                                                  212,565
  Other current assets                                           136,705
                                                              ----------
     Total current assets                                      1,021,004

Property and Equipment
  Computer equipment                                             437,210
  Vehicles                                                        36,588
  Office furniture and fixtures                                   74,683
  Leasehold improvements                                          29,770
  Less: accumulated depreciation                                (250,292)
                                                              ----------
     Total property and equipment, net                           327,958


Other Assets
  Deposits                                                       102,840
  Goodwill, net of accumulated
    amortization of $1,350,667                                   663,747
  Capitalized software development costs,
    net of accumulated amortization of $160,995                   58,150
  Other intangibles, net of
    accumulated amortization of $98,975                           19,795
  Long-term investments                                           22,395
                                                              ----------
     Total other assets                                          866,926

     Total assets                                             $2,215,888
                                                              ==========




             (The accompanying notes are an integral part of these statements)

                                  HALIS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 2000

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                         $ 1,170,314
  Deferred revenue and customer deposits                             21,600
  Accrued payroll and payroll taxes payable                         144,026
  Due to HealthWatch, Inc.                                          437,807
  Notes payable - bank                                              306,563
  Obligations under capital leases - current portion                 61,549
                                                                -----------

     Total current liabilities                                    2,141,859

Long-term debt
  Obligations under capital leases - net of current portion         175,734

Shareholders' Equity (Deficit)
     Common stock $.01 par value; 100,000,000 authorized;
      61,078,880 issued and outstanding                             610,788
  Additional paid-in capital                                     37,835,036
  Unrealized loss on investment                                    (102,604)
  Accumulated deficit                                           (38,444,926)
                                                                -----------
       Total stockholders' equity (deficit)                        (101,706)
                                                                -----------

       Total liabilities and stockholders' equity (deficit)     $ 2,215,888
                                                                ===========



             (The accompanying notes are an integral part of these statements)

                                  HALIS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


                                            Three Months Ended June 30,
                                                2000          1999
                                            -----------   -----------

Sales Revenue                                $  926,588   $ 1,147,735

Cost and Expenses
  Cost of goods sold                              1,600       218,476
  Selling, general and administrative           906,705       937,254
  Research and development                          448        82,872
  Amortization and depreciation                 153,104       143,437
                                             ----------   -----------
                                              1,061,857     1,382,039

Operating Income (Loss)                        (135,269)     (234,304)

Other Income (Expense)
  Interest expense                              (31,584)      (12,514)
  Interest income                                     -         6,703
  Other income                                        -         3,746
                                             ----------   -----------
                                                (31,584)       (2,065)

Net Income (Loss)                            $ (166,853)     (236,369)
                                             ==========   ===========

Basic and Diluted Loss per Common Share      $    (0.00)  $     (0.01)
                                             ==========   ===========

Basic and Diluted Weighted Average
  Shares Outstanding                         58,374,553    51,182,228
                                             ==========   ===========





       (The accompanying notes are an integral part of these statements.)

                                  HALIS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (UNAUDITED)

                                                         Six Months Ended June 30,
                                                             2000          1999
                                                          ----------    ----------
Sales Revenue                                             $1,974,828    $2,730,572

Cost and Expenses
 Cost of goods sold                                           11,470       585,702
 Selling, general, and administrative                      1,973,763     1,896,607
 Research and development                                     46,826       152,574
 Amortization and depreciation                               305,593       282,952
                                                          ----------    ----------
                                                           2,337,652     2,917,835

Operating Income (Loss)                                     (362,823)     (187,263)

Other Income (Expense)
 Gain on asset disposal                                       35,000             -
 Interest expense                                            (55,101)      (30,343)
 Interest income                                                   -        13,333
 Other income                                                      -         3,746
                                                          ----------    ----------
                                                             (20,101)      (13,264)


Net Income (Loss)                                         $ (382,925)   $ (200,527)
                                                          ==========    ==========

Basic and Diluted Loss per Common Share                   $    (0.01)   $    (0.00)
                                                          ==========    ==========

Basic and Diluted Weighted Average Shares Outstanding     56,390,075    50,041,380
                                                          ==========    ==========




       (The accompanying notes are an integral part of these statements.)

                          HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND
                       THE SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                                                                                        Six Months Ended June 30,
                                                                                            2000            1999
                                                                                        -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                      $ (382,925)      $(200,527)
                                                                                        -----------      ----------
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                            305,593         282,952
  Decrease in allowances for losses on accounts receivable                                       -         (16,654)
  Issuance of stock for current services                                                    26,000               -
  Changes in operating assets and liabilities, net of
    assets and liabilities acquired and sold:
      Decrease in customer claims and premium funds                                              -          21,632
      Decrease in accounts receivable                                                       44,824          87,212
      Increase in notes receivables - related parties                                            -         (13,533)
      Increase in other current assets                                                     (60,630)        (27,116)
      Increase in capitalized software development costs                                   (58,150)              -
      (Increase) decrease in deposits                                                       (3,590)         70,137
      Decrease in accounts payable & accrued expenses                                     (517,536)       (110,932)
      Decrease in sales & payroll taxes payable                                           (118,572)        (54,785)
      (Decrease) increase in deferred revenues & customer deposits                         (14,694)         64,989
      Decrease in other current liabilities                                                    540        (214,029)
                                                                                        -----------       ---------
           Total adjustments                                                              (396,215)         89,873
                                                                                        -----------       ---------

           Net cash provided (used) by operating activities                               (779,140)       (110,654)
                                                                                        -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                        (24,163)        (44,474)
                                                                                        -----------       ---------

  Net cash used by investing activities                                                    (24,163)        (44,474)
                                                                                        -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                                  1,070,000         150,000
 Proceeds (payments) on capital leases                                                     (33,405)        (21,807)
 Net increase in Due to HealthWatch, Inc.                                                  437,267               -
 Net (payments) / proceeds from notes
  payable                                                                                  (12,328)        (25,018)
 Net proceeds from notes payable - related
  parties                                                                                        -         112,150
                                                                                        -----------       ---------

  Net cash provided by financing activities                                              1,461,534         215,325
                                                                                        -----------       ---------

 Increase (decrease) in cash                                                               658,231          60,197

 Cash - beginning of period                                                                 13,503          52,483
                                                                                        -----------       ---------

 Cash - end of period                                                                   $  671,734       $ 112,680
                                                                                        ===========      ==========

      (The accompanying notes are an integral part of these statements.)

                                  HALIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Halis, Inc. and its wholly owned subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

Revenue consists primarily of third party claims processing fees, consulting services, software licensing fees, sales of related computer hardware and post contract customer support and maintenance. Revenues are recognized as follows:

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

Realization of Assets

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1998 and 1999, and such losses are continuing in fiscal year 2000. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1998 and 1999, and this was also the case for the six months ended June 30, 2000. The Company had working capital deficiencies of $2,115,798 and $1,120,855 as of December 31, 1999 and June 30, 2000, respectively. The Company's negative cash flow from operating activities was $173,467 and $779,140 for year ended December 31, 1999 and the six months ended June 30, 2000, respectively. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case by case basis. The increased negative cash flow from operating activities during the six months ended June 30, 2000 is directly attributable to the Company settling and paying significant accounts payable and accrued expenses.

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


MANAGEMENT'S OPERATING PLANS

The Company, headquartered in Atlanta, Georgia, is a systems developer of information technology and a provider of related services, focusing on the healthcare industry. The Company also provides third party administrative services for healthcare plans of large and small companies throughout the United States. Halis' offices are located in Atlanta, Georgia and Chicago, Illinois.

In 1996, the Company focused its attention on developing a new healthcare software system that it believed would revolutionize the way that a healthcare organization operates. Historically, a healthcare organization's system needs have been met with old legacy systems that are not integrated across all of the functions that a healthcare organization may utilize through its encounter with a patient or other users of their services. As a result, the Company developed the Halis Healthcare Enterprise System (the "HES System"), a comprehensive advanced integrated system capable of being applied to all the main participants in the healthcare process including: providers, payors, office-based physician practices, management practice companies, hospitals, laboratories, pharmacies, home healthcare providers and long-term care facilities. The HES System is integrated by design (not "interfaced") and is contained in one program and distributed database that includes 30 different applications.

The technical innovation that enables the HES System to be powerful, yet simple to install and maintain, is the virtual software and information media processing utility known as "MERAD," that the Company licenses from its affiliate, HealthWatch, Inc.("HealthWatch"). MERAD enables the HES System to store programming code in a database, thereby removing the repetitive processing required in conventional programming. The HES System integrates all of the major functions needed by clinics, hospitals, physician practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare providers, the eight major markets in which Halis plans to compete. Halis is currently building out the specific features required by each of these eight markets. Presently, the Company is marketing the HES System to clinics, hospitals and physician and management practices. While management believes that the HES System will gain market acceptance, the Company has had limited success in marketing the HES System to the healthcare industry. As a result, virtually all of the Company's revenues have come from its ABAS subsidiary.

The Company's systems and services business is targeted to healthcare industry participants, such as physician practices, HMO's, home healthcare providers and hospitals that generally have 100 users or more. The Company expects to capitalize on the healthcare industry's demand for more software variety, frequent updates, convenience, lower pricing and better support services.

The Company's third party administrator subsidiary, American Benefit Administrative Services, Inc. ("ABAS"), is located in Chicago, Illinois and provides claims processing and other administrative services to major companies throughout the United States.

During fiscal year 1998, HealthWatch increased its ownership in Halis to approximately 20% of Halis' outstanding common stock. HealthWatch owns the MERAD technology which is licensed to the Company under a Business Collaboration Agreement. Under that Agreement, the Company is obligated to pay HealthWatch a royalty equal to 10% of the gross revenues generated by the Company from sales of the products and services that incorporate HealthWatch's information technology software. During the first quarter of fiscal year 1999, the Company's Board of Directors decided that in order to conserve its resources and to operate more efficiently, the Company would focus its attention on the sales of the HES System and its claims processing capabilities, and would rely upon HealthWatch to supply support and services to Halis' customers. In addition, Halis and HealthWatch are currently sharing office space and administrative resources under a cost sharing arrangement for the corporate offices of both companies.

Management plans to take the following steps to improve its operating results and financial position, which it believes to be sufficient to provide the Company with the ability to continue in existence during the ensuing twelve month period.

1. The Company continues to focus on the sale of the HES System, which management believes will gain market acceptance.


2. In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure. As such, the Company has executed an Agreement and Plan of Merger by and among Halis, Inc., HealthWatch, Inc. and HealthWatch Merger Sub, Inc. that provides that Halis would merge with and into HealthWatch Merger Sub, Inc., a wholly-owned subsidiary of HealthWatch. (See "The HealthWatch Merger" below).

3. The Company plans to continue to develop its third party administrator subsidiary, ABAS. ABAS is currently operating profitably and management believes that the business contacts generated in this business may provide cross marketing opportunities for its HES System.

While the Company believes the plan that it is undertaking will be successful and is in the best interest of the Company, no assurances can be given that the Company will be successful and that the Company will continue as a going concern. Risk factors include, among others:

     . acceptance of the Company's products by customers in the healthcare market;
     . continued working capital availability while such products are being developed and marketed;
     .  reliance on the healthcare industry;
     .  continued availability of key members of management;
     .  competition;
     . timely completion of modifications and enhancements to the Company's healthcare products; and
     .  technological change.

The HealthWatch Merger

On March 8, 2000, Halis executed a letter of intent with HealthWatch, Inc., Nasdaq SmallCap Market: "HEAL" ( "HealthWatch"), to merge with and into a wholly-owned subsidiary of HealthWatch. As of June 30, 2000, HealthWatch was the single largest shareholder, owning approximately 25% of the outstanding common stock of Halis. Halis and HealthWatch currently operate under a Business Collaboration Agreement for the HES System and MERAD technologies and a cost sharing arrangement for corporate office space and administrative resources.

The letter of intent contains a binding provision providing HealthWatch an unconditional right to purchase, prior to the closing of the merger, up to $1,000,000 of Halis' common stock at $.20 per share for a total of 5,000,000 shares, and upon consummation of such financing, HealthWatch shall have a three month option to purchase up to an additional $5,000,000 of Halis' common stock at a price of $.20 per share.

In April 2000, HealthWatch exercised its option to purchase 5,000,000 shares of Halis' common stock for a total investment of $1,000,000. As a result, HealthWatch received an option to purchase up to an additional 25,000,000 shares of common stock for a total purchase price of $5,000,000. On

July 28, 2000, without affecting the terms of the merger, HealthWatch and Halis executed an amendment to the financing option which extended the option period through and including September 29, 2000. All other terms and conditions to the financing option, including the exercise price, were unchanged.

On June 29, 2000, the Company, HealthWatch, Inc. and HealthWatch Merger Sub, Inc. executed a definitive Agreement and Plan of Merger. Under the terms of the merger agreement, each outstanding share of Halis common stock would be converted into one twentieth (.050) of a share of HealthWatch common stock (i.e. an exchange ratio of 1 share of HealthWatch common stock for 20 shares of Halis common stock). The merger agreement also provides, under certain circumstances, for a termination fee of $500,000 to be imposed against a breaching party that prevents the closing of the merger.

The transaction is expected to close by the end of calendar year 2000, subject to the satisfaction of various conditions, including without limitation, the approval of the transaction by the majority of the shareholders of each such company, the qualification of the merger as a tax-free reorganization for income tax purposes, the registration with the Securities and Exchange Commission of the shares to be issued in the merger, listing of the shares so issued on the Nasdaq SmallCap Market, issuance of favorable fairness opinions of the financial advisors retained by each company and various other customary conditions. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the transaction. (See "Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc." attached hereto as Exhibit 99.3)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of June 30, 2000 were $2,215,888, an increase of $429,702 from total assets of $1,786,186 at December 31, 1999. The increase is primarily attributable to a $658,231 increase in cash from the sale of 5,000,000 shares of common stock to HealthWatch for a total purchase price of $1,000,000, and increases in capitalized software development costs and other current assets of $58,150 and $62,547, respectively. The increases were offset by a decrease in the market value of the Company's investment in HealthWatch of $48,958 and depreciation and amortization of $305,593.

Current liabilities decreased by $318,988 from $2,460,847 at December 31, 1999 to $2,141,859 at June 30, 2000. The decrease is primarily attributable to reducing accounts payable and accrued expenses and accrued payroll and payroll taxes by $716,711, and decreases in notes payable-bank and notes payable-related party of $10,868 and $15,000, respectively. These decreases were offset by an increase in Due to HealthWatch, Inc. of $437,807.

Stockholder's equity increased from $(883,221) at December 31, 1999 to $(101,706) at June 30, 2000, an increase of $781,515. This increase is attributable to the sale of 5,000,000 shares of common stock of the Company to HealthWatch for $1,000,000, the sale of 1,000,000 shares of common stock of the Company for $70,000 in a private placement, the issuance of 400,000 common shares for current services valued at $26,000 and the issuance of 1,187,500 shares to Paul W. Harrison, Halis' Chairman and CEO, in payment of $80,000 of accrued salary and a $15,000 loan. The increases are offset by a decrease in the market value of the Company's investment in HealthWatch common stock of $26,562 and a net loss for the period of $382,925.


RESULTS OF OPERATIONS

Sales revenue decreased by $755,744 for the six-month period ended June 30, 2000 as compared to the same period for the prior year. The decrease for the six-month period is primarily the result of significantly decreased consulting fees and HES System revenues. Due to cash resource limitations, the Company made the decision in late 1999 to no longer aggressively pursue its consulting business. The decrease is partially offset by increased revenues at the Company's ABAS subsidiary.

Cost of goods sold decreased $580,183 for the six-month period ended June 30, 2000 as compared to the same period for the prior year. This decrease is directly attributable to the reduction of consulting revenues.

Selling, general and administrative expenses increased by $77,156 to $1,973,763 for the six-month period ended June 30, 2000. The increase is primarily the result of increased consulting and professional fees associated with the Company's change in business focus and increased overhead resulting from growth at the Company's ABAS subsidiary.

Research and development costs decreased by $105,748 for the six-month period ended June 30, 2000 as compared to the same period for the prior year. These reductions are primarily the result of the shift of certain research and development personnel to work as part of the Merad Software services group for HealthWatch, Inc. effective March 1, 1999.

The Company incurred a net loss of $382,925 for the six months ended June 30, 2000 as compared to a net loss of $200,527 for the six months ended June 30, 1999, which is an increase of $182,398. The increase is attributable to a significant decrease in HES System and consulting revenues combined with an increase in selling, general and administrative expenses resulting from increased consulting and professional fees in connection with the Company's change in business focus.


LIQUIDITY AND CAPITAL RESOURCES

During the six-month period ended June 30, 2000, operating activities consumed $779,140 of cash as compared to $110,654 for the same period for the prior year. The primary reasons for the decrease is the Company's aggressive approach to settling liabilities with past due vendors and paying down its accounts payable and accrued liabilities. The Company was able to do this through the use of cash provided by HealthWatch both in the form of loans and the purchase of common stock. The Company reduced its accounts payable and accrued expenses by $716,711, of which $636,711 was either settled or paid in cash and $80,000 was converted to common stock of the Company.

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


                                    PART II.
                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six-month period ended June 30, 2000, the Company issued a total of 7,587,500 shares of common stock. The Company executed the following equity transactions; 1,000,000 shares of common stock were sold for $70,000 in a private placement, the issuance of 400,000 common shares for current services valued at $26,000 and the issuance of 1,187,500 shares to Paul W. Harrison, Halis' Chairman and CEO, in payment of $80,000 of accrued salaries and a $15,000 loan. The Company also issued 5,000,000 shares of common stock for a total purchase price of $1,000,000 to HealthWatch, Inc, pursuant to the HealthWatch financing option discussed above (See "The HealthWatch Merger"). Additionally, in connection with the purchase of common stock by HealthWatch, the Company issued HealthWatch a three month option to purchase up to an additional 25,000,000 shares at $.20 per share pursuant to the financing option contained in the March 8, 2000 letter of intent. On July 28, 2000, the Company amended the financing option to extend the exercise period through and including September 29, 2000. All other terms and conditions of the financing option were unchanged.

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

On July 18, 1997, the Company was sued by Penelope Sellers, in an action seeking actual damages against the Company in the amount of $480,534.70, unspecified attorneys fees and punitive damages of not less than $1,000,000. Ms. Sellers contends that a finder's fee agreement into which she entered with the Company in August 1995, and under which she was to receive a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company, in respect of transactions introduced to the Company by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement. That amount represents 10% of the investment made by the principals of AUBIS, LLC ("AUBIS") in a private placement of convertible notes (in which private placement other investors besides the AUBIS principals participated) and 10% of the amounts received by the Company from the sale of Fisher Restaurant Management Systems by AUBIS.

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

Discovery has been completed. Defendants filed a motion for partial summary judgment, which was granted, the effect of which is to eliminate Larry Fisher and Paul W. Harrison on claims asserted against them for tortious interference with contractual relations. The Company continues to vigorously defend this lawsuit.

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


(C)  Carrera-Maximus, Inc. (previously known as Carrera Consulting Group) v.
     -----------------------------------------------------------------------
     Halis, Inc., and Does 1 to 30, inclusive,
     ----------------------------------------
     Superior Court of the State of California, County of Sacramento
     Case No. 00-AS-01605

The Company was served with this Complaint on April 1, 2000. The Complaint asserts counts for the following:

Breach of contract seeking return of professional service fees it paid of $425,638; product support fees in the amount of $55,601; and license fees in the amount of $56,750.

The Company intends to vigorously defend this case. The Company has filed an answer asserting various defenses and denying liability, and has asserted a counterclaim for breach of contract for unpaid fees and unreimbursed expenses. This suit is currently in the discovery phase.

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

         99.3 Agreement and Plan of Merger by and among registrant, HealthWatch Merger Sub, Inc. and HealthWatch, Inc. (filed herewith).

         99.4 Amended and Restated Financing Option by and among Registrant and HealthWatch, Inc. (filed herewith).

    (b)  Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

         None.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: August 14, 2000               Halis, Inc.


                                By: /s/ Paul W. Harrison
                                    ----------------------------------------
                                    Paul W. Harrison
                                    (Chairman, President and Chief Executive
                                      Officer)
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

99.3 Agreement and Plan of Merger by and among registrant, HealthWatch Merger Sub, Inc. and HealthWatch, Inc. (filed herewith).

99.4 Amended and Restated Financing Option by and among Registrant and HealthWatch, Inc. (filed herewith).