Form 10QSB
period 2000-09-30
HALIS INC
filed 2000-11-14
CIK 790733

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

      (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      Commission File Number
------------------------------                      ----------------------
    September 30, 2000                                      0-16288

                                  HALIS, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

         Georgia                                          58-1366235
-------------------------------                      -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                       Identification No.)


             1100 Johnson Ferry Road, Suite 670, Atlanta, GA 30342
             -----------------------------------------------------
                    (Address of Principal Executive Offices)

                                (404) 364-1871
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

                    Yes      X           No
                          --------          ------

      Number of registrant's common shares outstanding at October 31, 2000
                                  61,078,880
                                  ----------
           Transitional Small Business Disclosure Format (check one)

                    Yes      X           No
                          --------          ------

                                    PART I.
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000


                                     ASSETS

Current Assets
  Cash                                                         $  322,384
  Receivables, less allowance for possible losses
     of $232,159                                                  202,553
  Other current assets                                            142,291
                                                               ----------
     Total current assets                                         667,228
                                                               ----------
Property and Equipment
  Computer equipment                                              471,647
  Vehicles                                                         36,588
  Office furniture and fixtures                                   75, 844
  Leasehold improvements                                           29,770
  Less:  accumulated depreciation                                (289,197)
                                                               ----------
     Total property and equipment, net                            324,652
                                                               ----------
Other Assets
  Deposits                                                        102,840
  Goodwill, net of accumulated
   amortization of $1,453,889                                     560,524
  Capitalized software development costs,
   net of accumulated amortization of $160,995                     58,150
  Other intangibles, net of
   accumulated amortization of $113,821                             4,949
  Long-term investments                                            19,791
                                                               ----------
         Total other assets                                       746,254
                                                               ----------
         Total assets                                          $1,738,134
                                                               ==========




       (The accompanying notes are an integral part of these statements)

                          HALIS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                               SEPTEMBER 30, 2000

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                        $ 1,109,065
  Deferred revenue and customer deposits                            18,900
  Accrued payroll and payroll taxes payable                        173,055
  Due to HealthWatch, Inc.                                         291,406
  Notes payable - bank                                             306,557
  Obligations under capital leases - current portion                63,192
                                                               -----------

    Total current liabilities                                    1,962,175

Long-term debt
  Obligations under capital leases - net of current portion        159,219

Shareholders' Equity (Deficit)
  Common stock $.01 par value; 100,000,000
     authorized; 61,078,880 issued and outstanding                 610,788
  Additional paid-in-capital                                    37,835,036
  Unrealized loss on investment                                   (105,209)
  Accumulated deficit                                          (38,723,875)
                                                              ------------

      Total shareholders' equity (deficit)                        (383,260)
                                                              ------------


      Total liabilities and shareholders' equity (deficit)     $ 1,738,134
                                                              ============


       (The accompanying notes are an integral part of these statements)

                          HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                        Three Months Ended September 30,
                                                             2000              1999
                                                       ------------        ------------
Revenues                                                 $   936,638       $ 1,056,733

Cost and Expenses
  Cost of goods sold                                             540            95,766
  Selling, general and administrative                        976,800           953,191
  Research and development                                    72,016            93,441
  Amortization and depreciation                              154,521           145,145
                                                         -----------       -----------
                                                           1,203,877         1,287,543
                                                         -----------       -----------
Operating Loss                                              (267,238)         (230,810)

Other Income (Expense)
  Interest expense                                          ( 11,710)          (15,606)
  Interest income                                                  -             7,008
  Other income                                                     -            11,237
                                                         -----------       -----------
                                                             (11,710)            2,639
                                                         -----------       -----------

Net Loss                                                 $  (278,949)      $  (228,171)
                                                         ===========       ===========

Basic and Diluted Loss per Common Share                  $     (0.00)      $     (0.00)
                                                         ===========       ===========

Basic and Diluted Weighted Average Common
  Shares Outstanding                                      61,078,880        52,337,675
                                                         ===========       ===========



       (The accompanying notes are an integral part of these statements.)

                          HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                      Nine Months Ended September 30,
                                                             2000          1999
                                                         -----------   -----------

Revenue                                                  $ 2,911,467   $ 3,787,304

Cost and Expenses
  Cost of goods sold                                          12,010       766,469
  Selling, general and administrative                      2,950,562     2,764,795
  Research and development                                   118,841       246,015
  Amortization and depreciation                              460,114       428,097
                                                         -----------   -----------
                                                           3,541,527     4,205,376
                                                         -----------   -----------
Operating Loss                                              (630,060)     (418,072)
                                                         -----------   -----------

Other Income (Expense)
  Gain on asset disposal                                      35,000             -
  Interest expense                                           (66,812)      (45,950)
  Interest income                                                  -        20,341
  Other income                                                     -        14,983
                                                         -----------   -----------
                                                             (31,812)      (10,626)

Net Loss                                                 $  (661,872)  $  (428,698)
                                                         ===========   ===========

Basic and Diluted Loss per Common Share                       $(0.01)       $(0.01)
                                                         ===========   ===========

Basic and Diluted Weighted Average Shares Outstanding     58,480,500    52,335,952
                                                         ===========   ===========

       (The accompanying notes are an integral part of these statements.)

                          HALIS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                      Nine Months Ended September 30,
                                                             2000        1999
                                                          ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $ (661,872)  $(428,698)
                                                          ----------   ---------
   Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
   Depreciation and amortization                             460,114     428,097
   Decrease in allowances for losses on accounts
    receivable                                                     -     (16,656)
   Issuance of stock for current services                     26,000           -
   Changes in operating assets and liabilities, net of
    assets and liabilities acquired and sold:
     Decrease in customer claims and premium funds                 -    (225,867)
     Decrease in accounts receivable                          54,832      66,409
     Increase in notes receivables - related parties               -     (69,477)
     Increase in other current assets                        (68,133)     (1,337)
     (Increase) decrease in deposits                          (3,590)     70,137
     Decrease in accounts payable & accrued expenses        (578,786)     (1,100)
     Decrease in sales & payroll taxes payable               (89,543)   (118,000)
     (Decrease) increase in deferred revenues &
       customer deposits                                     (17,394)    387,471
     Decrease in other current liabilities                       810    (254,133)
                                                          ----------   ---------
       Total adjustments                                    (215,690)    265,544

       Net cash provided (used) by operating activities     (877,562)   (163,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                          (31,746)    (59,988)
 Purchase of intangible assets, HES technology costs         (58,150)          -
                                                          ----------   ---------

   Net cash used by investing activities                     (89,896)    (59,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                    1,070,000     210,000
 Principal payments on capital leases                        (71,923)    (33,976)
 Net increase in Due to HealthWatch, Inc.                    290,596           -
 Principal payments on notes payable                         (12,334)    (50,606)
 Net proceeds from notes payable - related parties                 -      45,241
                                                          ----------   ---------

   Net cash provided by financing activities               1,276,339     170,659
                                                          ----------   ---------

 Net increase (decrease) in cash                             308,881     (52,483)

 Cash - beginning of period                                   13,503      52,483
                                                          ----------   ---------
 Cash - end of period                                      $ 322,384    $      -
                                                          ==========    ========

       (The accompanying notes are an integral part of these statements.)

                          HALIS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  (UNAUDITED)

PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Realization of Assets

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1998 and 1999, and such losses are continuing in fiscal year 2000. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1998 and 1999, and this was also the case for the nine months ended September 30, 2000. The Company had working capital deficiencies of $2,115,798 and $1,294,946 as of December 31, 1999 and September 30, 2000, respectively. The Company's negative cash flow from operating activities was $173,467 and $877,562 for year ended December 31, 1999 and the nine months ended September 30, 2000, respectively. Due to its cash flow situation, the Company has negotiated payment terms with vendors representing a significant portion of the accounts payable and is managing the payment of the remaining accounts payable on a case by case basis. The increased negative cash flow from operating activities during the nine months ended September 30, 2000 is directly attributable to the Company settling and paying significant accounts payable and accrued expenses.

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

In 1996, the Company focused its attention on developing a new healthcare software system that it believed would revolutionize the way that a healthcare organization operates. Historically, a healthcare organization's system needs have been met with old legacy systems that are not integrated across all of the functions that a healthcare organization may utilize through its encounter with a patient or other users of their services. As a result, the Company developed the Halis Healthcare Enterprise System (the "HES System"), a comprehensive advanced integrated system capable of being applied to all the main participants in the healthcare process including: providers, payors, office-based physician practices, management practice companies, hospitals, laboratories, pharmacies, home healthcare providers and long-term care facilities. The HES System is integrated by design (not "interfaced") and is contained in one program and distributed database that includes over 50 different applications.

The technical innovation that enables the HES System to be powerful, yet simple to install and maintain, is the virtual software and information media processing utility known as "MERAD," that the Company licenses from its affiliate, HealthWatch, Inc. ("HealthWatch"). MERAD enables the HES System to store programming code in a database, thereby removing the repetitive processing required in conventional programming. The HES System integrates all of the major functions needed by clinics, hospitals, physician practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare providers, the eight major markets in which Halis plans to compete. Halis is currently building out the specific features required by each of these eight markets. Presently, the Company is marketing the HES System to clinics, hospitals and physician and management practices. While management believes that the HES System will gain market acceptance, the Company has had limited success in marketing the HES System to the healthcare industry. As a result, virtually all of the Company's revenues have come from its ABAS subsidiary.

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

During fiscal year 1998, HealthWatch increased its ownership in Halis to approximately 20% of Halis' outstanding common stock. HealthWatch owns the MERAD technology which is licensed to the Company under a Business Collaboration Agreement ("Collaboration Agreement"). The Collaboration Agreement provides, among other things, for revenue sharing from sales of each company's products based on a 60/40 split (i.e., the selling company would receive 60% of the sales price received and the company that owns the technology would receive 40% of the sales price received). Furthermore, the Company will receive a collaboration fee of $50,000 per month, which is applied as a credit against any revenue sharing amount that is due to the Company. The Company is obligated to provide support to HealthWatch for the Company's software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to the Company on or after October 1, 2001, under certain terms and conditions. The Collaboration Agreement terminates on September 20, 2005 and provides for automatic one-year
extensions unless terminated with a ninety-day notice by either party.   In
addition, the Company and HealthWatch are currently sharing office space and administrative resources under a cost sharing arrangement for the corporate offices of both companies.

Management plans to take the following steps to improve its operating results and financial position, which it believes to be sufficient to provide the Company with the ability to continue in existence during the ensuing twelve month period.

 . The Company continues to focus on the sale of the HES System, which management believes will gain market acceptance.

 . In addition to focusing on near term profitability, the Company is seeking strategic relationships, including possible business combinations, which will enhance the Company's capital structure, as well as its sales and marketing infrastructure. As such, the Company has executed an Agreement and Plan of Merger by and among Halis, Inc., HealthWatch, Inc. and HealthWatch Merger Sub, Inc. that provides that Halis would merge with and into HealthWatch Merger Sub, Inc., a wholly-owned subsidiary of HealthWatch. (See "The HealthWatch Merger" below).

 . The Company plans to continue to develop its third party administrator subsidiary, ABAS. ABAS is currently operating profitably and management believes that the business contacts generated in this business may provide cross marketing opportunities for its HES System.

While the Company believes the plan that it is undertaking will be successful and is in the best interest of the Company, no assurances can be given that the Company will be successful and that the Company will continue as a going concern. Risk factors include, among others:

 . acceptance of the Company's products by customers in the healthcare market; . continued working capital availability while such products are being developed and marketed;
 .  reliance on a limited number of products;
 .  reliance on the healthcare industry;
 .  continued availability of key members of management;
 .  heavy competition in the healthcare technology industry;
 .  timely completion of modifications and enhancements to the Company's healthcare products; and
 .  technological change.

The HealthWatch Merger

On March 8, 2000, Halis executed a letter of intent with HealthWatch, Inc., Nasdaq SmallCap Market: "HEAL" ( "HealthWatch"), to merge with and into a wholly-owned subsidiary of HealthWatch. As of September 30, 2000, HealthWatch was the single largest shareholder, owning approximately 25% of the outstanding common stock of Halis. Halis and HealthWatch currently operate under the Collaboration Agreement, as discussed above, and a cost sharing arrangement for corporate office space and administrative resources.

On June 29, 2000, the Company and HealthWatch executed a definitive Agreement and Plan of Merger. Under the terms of the merger agreement, each outstanding share of Halis common stock would be converted into one twentieth (.050) of a share of HealthWatch common stock (i.e., an exchange ratio of 1 share of HealthWatch common stock for 20 shares of Halis common stock). The merger agreement also provides, under certain circumstances, for a termination fee of $500,000 to be imposed against a breaching party that prevents the closing of the merger.

The transaction is expected to close by the end of January 2001, subject to the satisfaction of various conditions, including without limitation, the approval of the transaction by the majority of the shareholders of each company, the qualification of the merger as a tax-free reorganization for income tax purposes, the registration with the Securities and Exchange Commission of the shares to be issued in the merger, listing of the shares so issued on the Nasdaq SmallCap Market, issuance of favorable fairness opinions of the financial advisors retained by each company and various other customary conditions. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of September 30, 2000 were $1,738,134, a decrease of $48,052 from total assets of $1,786,186 at December 31, 1999. The decrease is primarily attributable to decreases in accounts receivable and the market value of the Company's investment in HealthWatch of $54,832 and $29,167, respectively, and depreciation and amortization of $460,114. The decreases were offset by a $308,881 increase in cash, which is the residual from the sale of 5,000,000 shares of common stock to HealthWatch for a total purchase price of $1,000,000, and increases in property and equipment, capitalized software development costs and other current assets of $57,310, $58,150 and $68,133, respectively.

Current liabilities decreased by $498,672 from $2,460,847 at December 31, 1999 to $1,962,175 at September 30, 2000. The decrease is primarily attributable to reducing accounts payable and accrued expenses and accrued payroll and payroll taxes by $658,788 and $89,543, respectively, and decreases in notes payable-bank and notes payable-related party of $12,334 and $15,000, respectively. Accounts payable and accrued expenses were reduced partially by the reversal of approximately $235,000 of aged accounts payable and accrued liabilities to selling, general and administrative expense, which management believes the Company will no longer be required to settle. These decreases were offset by an increase in Due to HealthWatch, Inc. of $291,406.

Stockholders' equity increased from a deficit of $883,221 at December 31, 1999 to a deficit of $383,260 at September 30, 2000, an increase of $499,961. This increase is attributable to the sale of 5,000,000 shares of common stock of the Company to HealthWatch for $1,000,000, the sale of 1,000,000 shares of common stock of the Company for $70,000 in a private placement, the issuance of 400,000 shares of common stock for current services valued at $26,000, and the issuance of 1,187,500 shares to Paul W. Harrison, Halis' Chairman and CEO, in payment of $80,000 of accrued salary and a $15,000 loan. The increases are offset by a decrease in the market value of the Company's investment in HealthWatch common stock of $29,167 and a net loss for the period of $661,872.

RESULTS OF OPERATIONS

Revenues decreased by $120,095 and $875,837 and for the three and nine-month periods ended September 30, 2000, as compared to the same periods for the prior year. The decreases for the three and nine-month periods are primarily the result of significantly decreased consulting fees and HES System revenues. Due to cash resource limitations, the Company made the decision in late 1999 to no longer aggressively pursue its consulting business. The decreases are partially offset by increased revenues at the Company's ABAS subsidiary.

Cost of goods sold decreased $95,226 and $754,459 for the three and nine-month periods ended September 30, 2000, as compared to the same periods for the prior year. These decreases are directly attributable to the reduction of consulting revenues.

Selling, general and administrative expenses increased by $23,609 and $185,767 to $976,800 and $2,950,562, respectively, for the three and nine-month periods ended September 30, 2000. The increases are primarily the result of increased consulting and professional fees associated with the Company's change in business focus and increased overhead resulting from growth at the Company's ABAS subsidiary. Included in the nine-month selling, general and administrative expenses are reversals of aged accounts payable and accrued liabilities of approximately $235,000.

Research and development costs decreased by $21,425 and $127,174 for the three and nine-month periods ended September 30, 2000 as compared to the same periods for the prior year. These reductions are primarily the result of the shift of certain research and development personnel to work as part of the Merad Software services group for HealthWatch, Inc. effective March 1, 1999.

The Company incurred net losses of $278,949 and $661,872 for the three and nine months ended September 30, 2000 as compared to net losses of $228,171 and $428,698 for the three and nine months ended September 30, 1999, which is an increase of $50,778 and $233,174, respectively. The increases are attributable to a significant decrease in HES System and consulting revenues combined with an increase in selling, general and administrative expenses resulting from increased consulting and professional fees in connection with the Company's change in business focus.


LIQUIDITY AND CAPITAL RESOURCES

During the nine-month period ended September 30, 2000, operating activities consumed $877,562 of cash as compared to $163,154 for the same period for the prior year. The primary reasons for the decrease is the Company's aggressive approach to settling liabilities with past due vendors and paying down its accounts payable and accrued liabilities. The Company was able to do this through the use of cash provided by HealthWatch both in the form of loans and the purchase of common stock. The Company reduced its accounts payable and accrued expenses by $658,788, of which $578,788 was either settled or paid in cash, including approximately $235,000 of aged accounts payable and accrued liabilities which were reversed, and $80,000 which was converted to common stock of the Company.

The Company continues to monitor its cash situation very closely. Due to the down-sizing of the Company, its cash needs are not as acute as they were during 1998 and 1999. However, if the

Company is unable to increase sales of its HES System or consummate the merger with HealthWatch, the Company may not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking additional capital. Halis' immediate cash needs have been partially provided for through the sale of its common stock.

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


                                    PART II.
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

(A)  Penelope Sellers v. Halis, Inc., Larry Fisher and Paul W. Harrison,
     ------------------------------------------------------------------
     State Court of the State of Georgia, County of Fulton
     Civil Action File No. 97VS1294SD

On July 18, 1997, Halis was sued by Penelope Sellers, in an action seeking actual damages against Halis in the amount of $480,534.70, unspecified attorneys fees and punitive damages of not less than $1,000,000. Ms. Sellers contends that a finder's fee agreement between her and Halis from August 1995, under which she was to receive a commission equal to 10% of the amount of any equity investments in Halis or software licensing fees paid to Halis, in respect of transactions introduced to Halis by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement. That amount represents 10% of the investment made by the principals of Aubis, LLC ("Aubis") in a private placement of convertible notes (in which private placement other investors besides the Aubis principals participated) and 10% of the amounts received by Halis from the sale of Fisher Restaurant Management Systems by Aubis.

Ms. Sellers claims that the entirety of the convertible notes offering described above (in which an aggregate of $1,470,000 was raised by Halis) would not have been successful but for her introduction of the Aubis principals to Halis. As a result, Ms. Sellers has made a claim for 10% of all amounts raised in the notes offering. Ms. Sellers has also made a claim, based on the same rationale, to 10% of all capital funding raised by Halis (up to the $500,000 maximum compensation), including the proceeds of a private placement which raised gross proceeds of approximately $2.0 million. Finally, Ms. Sellers has made a claim for 10% of the value of Aubis and Halis Systems, Inc.

Discovery has been completed. Defendants filed a motion for partial summary judgment, which was granted, the effect of which is to eliminate Larry Fisher and Paul W. Harrison on claims asserted against them for tortious interference with contractual relations. Halis continues to vigorously defend this lawsuit.

There can be no assurance, however, that Halis will be successful in its defense of the plaintiff's complaint, or that the final resolution of this matter will not have a material adverse effect on Halis' financial condition or results of operation.


(B)  Advanced Custom Computer Solutions, Inc., Wayne W. Surman and Charlotte
     -----------------------------------------------------------------------
     Surman v. Fisher Business Systems, Inc., Halis, Inc., Larry Fisher, Paul W.
     ---------------------------------------------------------------------------
     Harrison and Nathan I. Lipson,
     -----------------------------
     State Court of the State of Georgia, County of Fulton
     Civil Action File No. 97VS0123082.

In February 1997, Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman sued Halis alleging, among other things, breach of contract in connection with the termination by Halis of a merger agreement with ACCS, which Halis advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to Halis, and that Halis, or individuals related to it, tortuously interfered with the business relationships of ACCS, and fraudulently induced ACCS management to permit Halis management to take over and "systematically destroy" the ongoing business of ACCS. The Surman's are the principals of ACCS and claim personal damages against Halis on certain of the claims, and claim a right to at least 150,000 shares of Halis common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of Halis stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surman's further claim that Halis fraudulently induced them to solicit investors for Halis (the "Investor Solicitation Claim"). The complaint sought damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. Halis answered, denying the allegations of liability in the complaint, and Halis vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of Halis on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to Halis on all other claims, and Halis has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of Halis on seven of the nine count in the complaint, and affirming the denial of Halis' cross appeal denying summary judgment on the two surviving counts.

Plaintiff's filed a petition for certiorari to the Georgia Supreme Court regarding the decision of the Georgia Court of Appeals. The Georgia Supreme Court, on September 8, 2000, denied that petition for certiorari.

There can be no assurance, however, that Halis will be successful in its defense of the plaintiff's petition for certiorari, or that the final resolution of this matter will not have a material adverse effect on Halis' financial condition or results of operation.

(C)   Carrera-Maximus, Inc. (previously known as Carrera Consulting Group) v.
      -----------------------------------------------------------------------
      Halis, Inc., and Does 1 to 30, inclusive,
      ----------------------------------------
      Superior Court of the State of California, County of Sacramento
      Case No. 00-AS-01605

Halis was served with this Complaint on April 1, 2000. The Complaint asserts counts for the following:

Breach of contract seeking return of professional service fees Carrera-Maximus, Inc. paid of $425,638, product support fees in the amount of $55,601 and license fees in the amount of $56,750.

Halis intends to vigorously defend this case. Halis has filed an answer asserting various defenses and denying liability, and has asserted a counterclaim for breach of contract for unpaid fees and unreimbursed expenses. This suit is currently in the discovery phase.

There can be no assurance, however, that Halis will be successful in its defense of the plaintiff's complaint, or that the final resolution of this matter will not have a material adverse effect on Halis' financial condition or results of operation.


(D)   Motivational Marketing, Inc. vs. Joseph Neely, Halis Services, Inc. and
      -----------------------------------------------------------------------
      CWA Systems & Solutions, Inc.
      -----------------------------
      State Court of the State of Georgia, County of Fulton
      Case No. 00-VS-009208E

On September 8, 2000, Plaintiff filed its Complaint in the State Court of Fulton County seeking damages against Halis Services, Inc., a wholly-owned subsidiary of Halis, alleging breach of contract for failure to pay commissions due in an amount in excess of $138,000, and damages for fraud in the inducement in an amount of not less than $100,000, plus unspecified punitive damages and attorney's fees. The contract referenced in Plaintiff's complaint was an agreement between Plaintiff and TG Marketing, Inc., a company acquired by Halis in May of 1997 ("TGM"), for telemarketing services whereby Plaintiff was supposed to receive commissions from TGM in consideration for referrals of clients to TGM. Halis Services, Inc. denies the allegations of the complaint and intends to vigorously defend this case. Discovery has not yet begun.

There can be no assurance, however, that Halis Services, Inc. will be successful in its defense of the complaint or that the final resolution of this matter will not have a material adverse effect on Halis, Inc.'s financial condition or results of operation.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine-month period ended September 30, 2000, the Company issued a total of 7,587,500 shares of common stock. The Company executed the following equity transactions; 1,000,000 shares of common stock were sold for $70,000 in a private placement, the issuance of 400,000 common shares for current services valued at $26,000 and the issuance of 1,187,500 shares to Paul W. Harrison, Halis' Chairman and CEO, in payment of $80,000 of accrued salaries and a $15,000 loan. The Company also issued 5,000,000 shares of common stock for a total purchase price of $1,000,000 to HealthWatch as discussed above.

The Company issued the above securities without registration under the Securities Act of 1933, as amended, in reliance upon an exemption from the registration requirements of such Act contained in Section 4(2) thereof. All of the foregoing securities were acquired for investment purposes.


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

     99.3 Agreement and Plan of Merger by and among registrant, HealthWatch Merger Sub, Inc. and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

     99.4 Amended and Restated Financing Option by and among Registrant and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

     99.5 Amendment to the Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of September 29, 2000 (Filed herewith).

     (b)   Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter ended September 30, 2000:

           None.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: November 14, 2000             Halis, Inc.


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

99.3 Agreement and Plan of Merger by and among registrant, HealthWatch Merger Sub, Inc. and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30,
      2000).

99.4 Amended and Restated Financing Option by and among Registrant and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

99.5 Amendment to the Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of September 29, 2000. (Filed herewith).