Form 10KSB
period 2000-12-31
HALIS INC
filed 2001-04-26
CIK 790733

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                  For the Fiscal Year Ended December 31, 2000

                        Commission File Number 000-16288

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

                            1100 Johnson Ferry Road
                                   Suite 670
                             Atlanta, Georgia 30342
                                 (404) 364-1871
--------------------------------------------------------------------------------
                    (Address of principal executive offices, including zip code, and telephone number, including area code)

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

                                Yes X  No______
                                    -

     Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     Revenues for the fiscal year ended December 31, 2000: $4,051,434

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant (approximately 41,965,164 shares) on March 31, 2001 was approximately $839,303. The aggregate market value was computed by reference to the average of the bid and asked prices of the Common Stock the Nasdaq Bulletin Board on March 31, 2001. For the purposes of this response, officers, directors and holders of 5% or more of the Registrant's Common Stock are considered to be affiliates of the Registrant at that date.

     The number of shares outstanding of the Registrant's Common Stock as of March 31, 2001 was 61,132,037 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

None

Transitional Small Business Disclosure Format (check one):
               Yes  ________  No  X


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Halis, Inc.("Halis" or the "Company") based in Atlanta, Georgia, is a systems developer of information technology and provider of related services focusing on the healthcare industry. Halis also provides third party administrative services for healthcare plans of large and small companies throughout the United States. Halis' offices are located in Atlanta, Georgia and Chicago, Illinois.

     On June 29, 2000, the Company entered into a definitive merger agreement with HealthWatch, Inc. ("HealthWatch") to merge into a wholly-owned Georgia subsidiary of HealthWatch. See "Item 1: Description of Business-Recent Developments." HealthWatch is a publicly traded company on the Nasdaq SmallCap Market (Nasdaq: Heal) with offices in Atlanta, Georgia and San Diego, California. HealthWatch is incorporated in the State of Minnesota and also provides information technology services for the healthcare industry. As of the date of this filing, Halis anticipates that the merger will close sometime during the second calendar quarter of 2001. However, there can be no assurances that the companies will be able to comply with the specified conditions precedent to closing contained in the merger agreement.

     The corporate offices for our Company are located at 1100 Johnson Ferry Road, Suite 670, Atlanta, Georgia 30342. Our company's telephone number is 404-364-1871. For more information on our Company, you should contact Investor Relations at the above address.

 The HES System

  Halis' system architects have years of experience building large advanced software systems for the healthcare and other industries. In late 1996, Halis focused its attention on a new healthcare software system that it believed would revolutionize the way that a healthcare organization operates. Historically, a healthcare organization's system needs have been met with old legacy systems that are not designed to manage all of the needs of a healthcare organization in its interaction with patients or other users of their services. Even systems that could handle more than one function often were unable to do so in an integrated manner so that information would be shared between functions. By way of example, a single patient visit results in scheduling, registration, medical records update, billing, claims processing, etc. In order to handle these types of transactions, a typical system would be made up of many modules or programs that are interfaced together. This results in an inefficient system made up of millions of lines of code with repetitive processing and manual intervention occurring at various points in the process. In order to install a system of this type at multiple locations, it is necessary to individualize each installation, a process that can be very time consuming and costly. The Halis design team understood the inefficiencies of the current products available and used in the healthcare industry and set out to develop the next generation of integrated healthcare software that would not be limited by the constraints encountered by other healthcare systems.

  As a result, Halis acquired a core healthcare information system and went on to developed the HES System, a comprehensive advanced integrated system capable of being used by all the main participants in the healthcare process: consumers, payors, physician practices, hospitals, laboratories, pharmacies, home health providers and long-term care facilities. To accomplish this, Halis' developers modeled the healthcare industry to determine what information is necessary for the various healthcare participants and the manner in which such information is collected. By doing so, Halis was able to identify information that is common to all participants and/or functions, thus avoiding duplication of effort. The design of the HES System avoids the pitfalls of having to write and maintain millions of lines of code, and then initiate the process of ``interfacing'' them together at each installation. The HES System is integrated by design not "interfaced" and is contained in one system which includes over 50 different applications. The HES System contains a computerized medical record which is capable of tracking a patient's entire medical history. This feature is a useful feature for providers with multiple locations because it eliminates the need to transfer paper files between locations, offices or users. Multiple locations can share identical data in a common database that is available to all users, or, depending on security and confidentiality concerns, data can be shared by a select number of locations or users. The HES System is capable of managing a healthcare enterprise's resources, patients, finances and contracts all in one program. This gives the HES System great flexibility in meeting the needs of even the most complex healthcare delivery systems.

  The technical innovation that enables the HES System to be so powerful, yet simple to install and maintain, is the software utility known as "MERAD" that Halis licenses from HealthWatch. MERAD enables the HES System to store programming code as data scripts or digital packets in a database thereby removing 80% of the repetitive processing that conventional programming is required to perform. For example, a patient address would be stored as one data script that could be accessed by any of the 50 applications in the HES System without the need for repetitive processing or duplicative data entry.

  Because MERAD is completely Internet enabled, including Intranet and Extranet subsets, the HES System can be downloaded over the Internet and installed in minutes to numerous locations simultaneously. This means that the HES System is not only easier to maintain and support, but because it was built for use on the Internet, it allows for installation and support and services to be performed over the Internet. The HES System can also allow consumer interaction with the healthcare providers via the Internet.

  The HES System integrates all of the major functions needed by clinics, hospitals, physician practices, payors, long-term care facilities, laboratories, pharmacies and home health providers, which represents eight of the major markets in the healthcare industry. Halis is currently building out the specific features required by each of these eight markets. Presently, the current version of the HES System is complete for clinics, physician and management practices.

  The HES System is currently targeted to healthcare industry participants such as physician practices, outpatient clinics and hospitals that generally have 100 users or more because the HES System is able to provide significant efficiencies for such entities due to the large number of transactions that must be processed. Halis expects to capitalize on the healthcare industry's demand for more software variety, updates, convenience, lower pricing and better support services.

 Health Insurance Services

  In addition to Halis' information technology business, it operates a health insurance services and claims processing business through its wholly-owned subsidiary, American Benefit Administrative Services, Inc.

  American Benefit Administrative Services' offices are located in Naperville, Illinois, a suburb of Chicago, and was founded in 1979. Halis acquired American Benefit Administrative Services in 1997. As of December 31, 2000, American Benefit Administrative Services had 39 employees.

  American Benefit Administrative Services markets and administers employee benefit plans nationwide for major insurance companies and large self-funded employers. Services provided include benefit plan consulting and plan document preparation, claims administration, billing and financial services, and COBRA and flexible spending account administration.

  American Benefit Administrative Services earns compensation and fees based on both a percent of premium paid by the employer for plan coverage or a capitated rate per employee/per month enrolled in the plan serviced. For the fiscal year ended December 31, 2000, American Benefit Administrative Services had total revenues of $3,862,105.

  Halis's principal executive offices are located at 1100 Johnson Ferry Road, Suite 670,

 Atlanta, Georgia 30342, and its telephone number at that address is
(404) 364-1871. Its American Benefit Administrative Services subsidiary is located in Chicago, Illinois.


  HealthWatch/Halis Relationship

  Since fiscal year 1998, Halis' relationship with HealthWatch has expanded, with HealthWatch now owning approximately 25% of Halis' outstanding common stock. HealthWatch owns the MERAD technology which is licensed to Halis under a perpetual license agreement. Under the terms of the perpetual license agreement, in return for use of MERAD, Halis is obligated to pay HealthWatch a royalty equal to 10% of the gross revenues generated by Halis from the sell of products and services that incorporate the MERAD technology. In addition, Halis and HealthWatch operate under a business collaboration agreement which provides, among other things, for revenue sharing from sales of each company's products based on a 60/40 split (i.e., the selling company would receive 60% of the sales price received and the company that owns the technology would receive 40% of the sales price received). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month, which is applied as a credit against any revenue sharing amount that is due to Halis. Halis is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions. The business collaboration agreement terminates on September 20, 2005 and provides for automatic one-year extensions unless terminated with a ninety-day notice by either party. During the first quarter of fiscal year 1999, Halis' board of directors decided that in order to conserve its resources, and to operate more efficiently, Halis would focus its attention on the support and services of the HES System and its claims processing capabilities, and would rely upon HealthWatch to market and sell the HES System to new customers. HealthWatch recently relocated its corporate offices to Atlanta and it and Halis share office space in Atlanta and administrative support under a cost sharing arrangement.

  In addition to the business collaboration agreement and cost sharing arrangement, HealthWatch and Halis have common senior management in that Paul W. Harrison is the Chairman, CEO and President of both companies. Mr. Harrison receives separate compensation from each company and other costs and expenses of Mr. Harrison are allocated to each company based on time spent unless the costs are incurred specifically for one company.

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

     We have not achieved profitability and we cannot be certain that we will realize sufficient revenue to achieve profitability. Halis has incurred net losses of $776,963, $1,444,827, and $3,148,799 in the fiscal years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, Halis had an accumulated deficit of $38,838,966. We plan to increase our operating expenses to expand our sales and marketing operations, broaden our customer support capabilities and continue to build our operational infrastructure. If growth in our revenues does not outpace the increase in these expenses, we may not achieve or sustain profitability.

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

  Going Concern

     We will require additional debt or equity capital to sustain operations and continue our business development efforts. In addition, due to the limited resources available to us during the fiscal year ended December 31, 2000, we were unable to deploy our intended business strategy to any measurable degree. Our auditors have given us a going concern opinion for the last three years indicating that there is a substantial doubt about our ability to continue as a going concern.

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

  Dependence on Current Management

     As of March 31, 2001, our executive officers, directors and 5% shareholders together beneficially owned approximately 36% of our outstanding Common Stock. These shareholders, if they vote together, will retain substantial control over matters requiring approval by our shareholders, such as the election of directors and approval of significant corporate transactions. This concentration of ownership might also have the effect of delaying or preventing a change in control.

     As of March 31, 2001, Paul Harrison, CEO and Chairman of the Board of Directors of the Company, exercises voting control over approximately 8,322,349 shares of the outstanding Common Stock of the Company, including options and warrants (excluding shares owned by

HealthWatch). Additionally, Mr. Harrison, as the designer of our technology and the HES System, is critical to the ongoing development of products utilizing our technology.

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


                              RECENT DEVELOPMENTS

Proposed HealthWatch Merger

     On June 29, 2000, our Company executed a definitive merger agreement with HealthWatch to merge into a wholly-owned Georgia subsidiary of HealthWatch. HealthWatch currently owns approximately 25% of the outstanding Common Stock of Halis, and Halis and HealthWatch currently operate under a Business Collaboration Agreement for the HES and MERAD technologies and a cost sharing arrangement for corporate office space and administrative resources.

     Under the terms of the merger agreement, Halis would merge into a new wholly-owned subsidiary of HealthWatch. As a result of the merger, Halis shareholders would receive one share of HealthWatch common stock for every twenty shares of Halis common stock they owned, resulting in an exchange ratio of .050.

     The closing of the proposed merger will be conditioned upon the following:

      . appropriate approvals of the Halis and HealthWatch stockholders; . the transaction closing before April 30, 2001; and . obtaining governmental and regulatory approval.

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

EMPLOYEES

     As of March 31, 2001, the Company had 45 full-time employees. The Company also utilizes contract personnel supplied by HealthWatch and others for support services, installations of Company's systems and programming. None of the Company's employees are subject to a collective bargaining agreement, and the Company considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of the Company for future operations. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based on the assumption that the Company's entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely, and that there will be no material adverse change in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the objectives and plans of the Company will be achieved. See-"Risk Factors Affecting Future Performance."

ITEM 2. DESCRIPTION OF PROPERTY.

     Halis' corporate headquarters are located at 1100 Johnson Ferry Road, Suite 670, Atlanta, Georgia. Halis shares this office space with HealthWatch under a cost sharing arrangement in which the rent and facilities costs are allocated to each company based on usage. Additionally, the Company leases approximately 11,000 sq. feet of space in Chicago, Illinois, where its American Benefit Administrative Services subsidiary is located, at a monthly rental of $18,541, which will escalate to $23,000 per month by the year 2003.


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

(C)  Carrera-Maximus, Inc. (previously known as Carrera Consulting Group) v.
     -----------------------------------------------------------------------
     Halis, Inc.,  and Does 1 to 30, inclusive,
     ------------------------------------------
     Superior Court of the State of California, County of Sacramento Case No. 00-AS-01605

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


(D)  Motivational Marketing, Inc. vs. Joseph Neely, Halis Services, Inc. and CWA
     ---------------------------------------------------------------------------
     Systems & Solutions, Inc.
     -------------------------
     State Court of the State of Georgia, County of Fulton Case No. 00-VS-
     009208E

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


  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted for a vote of our Shareholders during the fourth quarter of the fiscal year ended December 31, 2000.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     On October 30, 1992, the Company's Common Stock ceased quotation on the Nasdaq SmallCap Market. Price information on the Company's Common Stock is now available on the OTC Bulletin Board. The trading symbol for the Common Stock is "HLIS."

     As of March 31, 2001, there were approximately 1,600 holders of record of the Company's Common Stock.

     The following table sets for the high and the low closing bid price of the Company's Common Stock on the OTC Bulletin Board, as reported by Nasdaq for the periods indicated:

                      1999           2000
                   High   Low    High    Low
                   ----   ---    ----    ---
First Quarter     $0.30  $0.08  $ 0.55  $0.09
Second Quarter     0.30   0.13    0.22   0.06
Third Quarter      0.19   0.11    0.09   0.05
Fourth Quarter     0.16   0.05    0.06   0.02

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

NEED 2000 SALES

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.


  Forward Looking Statements

  The following discussion of Halis' financial condition and results of operations contains forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities and Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of Halis for future operations. The forward looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Halis' plans and objectives are based on the assumption that Halis' entry into the healthcare industry will be successful, that competitive conditions within the healthcare industry will not change materially or adversely and that there will be no material adverse change in Halis' operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, as well as future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond Halis' control. Although Halis believes that the assumptions underlying the forward looking statements included herein are reasonable, the inclusion of such information should not be regarded as a representation by Halis, or any other person, that the objectives and plans of Halis will be achieved.


  General

  This discussion and analysis of financial condition and results of operations as of December 31, 2000 and for the years ended December 31, 2000 and 1999 should be read in conjunction with the sections of Halis' financial statements and related notes included elsewhere in this Form 10-KSB.


  Financial Condition

 Comparison of December 31, 2000 Versus December 31, 1999

  Total assets as of December 31, 2000 were $1,637,939, a decrease of $148,247 from total assets of $1,786,186 at December 31, 1999. The decrease is primarily attributable to decreases in accounts receivable and the market value of the Company's investment in HealthWatch of $14,991 and $39,583, respectively, and depreciation and amortization of $597,700. The decreases were offset by a $67,567 increase in cash, which is the residual from the sale of 5,000,000 shares of common stock to HealthWatch for a total purchase price of $1,000,000, and increases in property and equipment, capitalized software development costs and other current assets of $63,185, $58,150 and $28,329, respectively.

  Current liabilities decreased by $707,182 from $2,460,847 at December 31, 1999 to $1,753,663 at December 31, 2000. The decrease is primarily attributable to reducing accounts payable and accrued expenses and accrued payroll and payroll taxes by $990,721 and $195,049, respectively, and a decrease in notes payable-bank and increase in notes payable-related party of $70,512 and $235,000, respectively. Accounts payable and accrued expenses were reduced partially by the reversal of approximately $235,000 of aged accounts payable and accrued liabilities to selling, general and administrative expense, which management believes Halis will no longer be required to settle. These decreases were offset by an increase in Due to HealthWatch, Inc. of $291,976.

  Stockholders' equity increased from a deficit of $883,221 at December 31, 1999 to a deficit of $258,235 at December 31, 2000, an increase of $624,985. This increase is attributable to the sale of 5,000,000 shares of Halis common stock to HealthWatch for $1,000,000, the sale of 1,000,000 shares of Halis common stock for $70,000 in a private placement, the issuance of 400,000 shares of Halis common stock for current services valued at $26,000, and the issuance of 1,187,500 shares of Halis common stock to Paul W. Harrison, Halis' Chairman and CEO, in payment of $80,000 of accrued salary and a $15,000 loan. The increases are offset by a decrease in the market value of the Company's investment in HealthWatch common stock of $29,167 and a net loss for the period of $776,963.

  As a result of numerous factors, including but not limited to, Halis' working capital deficit, and because Halis has sustained losses from operations since inception, Halis' independent public accountants have included a paragraph in their audit report accompanying Halis' financial statements for fiscal years 2000 and 1999 regarding the substantial doubt about Halis' ability to continue as a going concern. Until such time as Halis' healthcare software is accepted in the marketplace and generates revenues sufficient to support the operations of Halis, operations will be financed, in large part, from outside sources. In order to satisfy its working capital deficit, and remove the threat to the continuation of the business, Halis has restructured its business to outsource the sales and marketing function to HealthWatch pursuant to the business collaboration agreement, so that it can focus on the development side of the business. Furthermore, Halis is seeking a merger candidate which has the financial resources necessary to continue the marketing and development of the HES System.


 Fiscal Year Ended December 31, 2000 and 1999

  Revenues which consist of sales and services, decreased 20% from $5,082,493 for the year ended December 31, 1999 to $4,051,434 for the year ended December 31, 2000. This decrease is primarily the result of significantly decreased consulting fees of $886,204 and HES system revenues of $787,277. Due to cash resource limitations, Halis made the decision in late 1999 to no longer aggressively pursue its consulting business. The decreases are partially offset by increased revenues at Halis' American Benefit Administrative Services subsidiary totaling $642,451.

  Cost of goods sold decreased 99% from $848,173 for fiscal 1999 to $12,280 for fiscal 2000 primarily due to the decrease of $774,472 related to the consulting business, none of which was attributable to the discontinued business. Cost of sales associated with consulting revenue was $782,672 in 1999 and $11,200 in 2000. Cost of sales on non-consulting revenue was $65,501 in 1999 and $1,080 in 2000. Cost of goods sold decreased by a much larger percentage than revenue due to the very low margins obtained on consulting revenue.

  Selling, general and administrative expenses decreased 2% from $4,056,539 for fiscal 1999 to $3,960,447 for fiscal 2000. The decrease is primarily due to the reduction of corporate overhead of $516,071, offset by an increase of $89,543 in consulting and professional fees associated with the Company's change in business focus and increased overhead resulting from growth at the Company's American Benefit Administrative Services subsidiary totaling $247,480. Included in the selling, general and administrative expenses for fiscal 2000 are reversals of aged accounts payable and accrued liabilities of approximately $235,000. The decision to make the reversals was made after a detailed review of Halis' outstanding liabilities, in which management discovered numerous liabilities not believed to be valid debts of Halis due to their age, most two-to-three years old, and the lack of any contact whatsoever with the vendor.

  Amortization and depreciation decreased $22,437 (4%) from $620,137 for fiscal 1999 to $597,700 for fiscal 2000 primarily due to the additional write down of unamortized goodwill associated with the acquisitions of Compass Group, Inc. during fiscal 1998, and the dispositions of PRN and the Homa Practice during fiscal 1998.

  Gain on extinguishment of accounts payable of $137,424, net of income taxes of $92,000, represents the difference between amounts paid related to aged payables and the original invoiced amounts. Halis negotiated reductions in balances on certain outstanding aged payables.

  Halis' net loss of $776,963 for fiscal 2000, includes a gain on asset dispositions of $35,000 and a gain on extinguishment of accounts payable of $137,424, net of income taxes of $92,000. Halis' earnings before interest, taxes, depreciation and amortization ("EBITDA") for 2000 was increased by $54,095, or 31%, from a $173,470 loss to a $119,375 loss. EBITDA is generally used as an indicator of the net cash flow that is being produced from operations and the amount of cash flow that will be available to pay the debts of the company, including taxes. Because EBITDA is a generic term that is used in may different contexts, the method in which we calculated EBITDA may not necessarily be consistent with the method used by other companies.

  Liquidity and Capital Resources

  During the year ended December 31, 2000, operating activities consumed $959,567 of cash as compared to $221,189 for the same period for the prior year. The primary reasons for the increase is the Company's aggressive approach to settling liabilities with past due vendors and paying down its accounts payable and accrued liabilities. Halis was able to do this through the use of cash provided by HealthWatch both in the form of loans totaling $469,289 and $1,070,000 in proceeds from the purchase of common stock. Halis reduced its accounts payable and accrued expenses by $1,190,687, of which $578,788 was either settled or paid in cash, including approximately $235,000 of aged accounts payable and accrued liabilities which were reversed, and $80,000 which was converted to Halis common stock.

  During fiscal 2000, Halis recorded a net loss of $776,963. The net loss was primarily the result of the beneficial conversion adjustment of $250,000 and $597,700 in depreciation and amortization, none of which affect liquidity or cash. Halis' operating activities used $959,567 in cash during fiscal 2000, an increase of $738,378 (334%) from $221,189 during fiscal 1999. This increase is primarily due to a significant reduction in accounts payable and accrued expenses which reflects Company's aggressive approach to settling past due liabilities with vendors.

  Investing activities used $134,606 during fiscal 2000, an increase of $58,444 (77%) from the $76,162 used in fiscal 2000. The increase is primarily due to cash paid for the purchase of property and equipment, capitalized software development and capitalized license fees during fiscal 2000.

  Financing activities provided $1,408,638 during fiscal 2000, an increase of $1,150,267 (445%) from $258,371 for fiscal 1999. The increase is primarily due to the issuance of common stock and proceeds received from notes payable.

  No provision has been made in the financial statements for any settlements or judgments relating to outstanding legal maters. In the event of a material judgment or settlement resulting from Halis' outstanding legal matters, Halis would experience an adverse effect on its liquidity. Additionally, the majority of the agreements entered into through December 31, 1999 for the HES System have been for pilot sites, and future sales are contingent upon the users satisfaction with the product. In the event that the pilot testing identifies substantive modifications to the product which are mandatory for marketplace feasibility, additional development costs and/or delays in launching the product could have a material adverse effect on liquidity. Furthermore, Halis does not currently have any outstanding commitments for capital expenditures due to its limited financial resources. Should additional capital expenditures become necessary, Halis would have to seek additional capital to finance such expenditures. There can be no assurances that such capital would be available to Halis, or that it would be on terms acceptable to management.

  Halis continues to monitor its cash situation very closely. Due to the down-sizing of Halis, its cash needs are not as acute as they were during 1998 and 1999. However, if Halis is unable to increase sales of its HES System or consummate the merger with HealthWatch, Halis may not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking additional capital. Halis' immediate cash needs have been partially provided for due to HealthWatch executing its financing option, which provided $1 million paid in cash for 5,000,000 shares of Halis' common stock. Management does not believe that Halis has liquid assets sufficient to meet its operating needs for more than the next six-to-twelve months. As discussed above, if Halis is unable to reach profitability, it will be forced to seek additional capital necessary to meet its operating needs, which may not be available on terms acceptable to management, if at all.

  ITEM 7. FINANCIAL STATEMENTS.

     The following financial statements and report of the Company's independent auditors are attached at the end of this report:

     Report of Independent Auditors - Tauber & Balser, P.C.

     Consolidated Balance Sheet - December 31, 2000

       Consolidated Statements of Operations For The Years Ended December 31, 2000 and December 31, 1999

       Consolidated Statements of Cash Flows For The Years Ended December 31, 2000 and December 31, 1999

       Consolidated Statements of Stockholders' Equity (Deficit) For The Years Ended December 31, 2000 and December 31, 1999

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

                                    PART III
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers of the Company are as follows:

           Name                  Age       Position with the Company
-------------------------------  ---  ------------------------------------

Paul W. Harrison                  44  Chairman of the Board of Directors,
                                      President and Chief Executive Officer

Dr. Joel R. Greenspan             51  Director


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

  ITEM 10. EXECUTIVE COMPENSATION

  Summary Compensation Table

     The following table sets forth certain summary information concerning compensation paid, accrued or deferred by the Company for the fiscal years ended December 31, 2000, 1999 and 1998 to or on behalf of the Company's Chief Executive Officer and the other executive officer of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2000 (hereinafter referred to as the "Named Executive Officers").

ANNUAL COMPENSATION


    NAME AND                   FISCAL                             OTHER
PRINCIPAL POSITION              YEAR    SALARY      BONUS   COMPENSATION (1)
------------------             ------   ------     -------  ----------------
Paul W. Harrison                2000  $137,500      $ -0-
 Chairman of the Board and      1999  $107,070(2)   $ -0-
 Chief Executive Officer        1998  $280,000(3)   $ -0-
---------------------

(1) The Company pays for certain other perquisites. The aggregate amounts of these benefits do not exceed the lesser of $50,000 or 10% of the total annual salary and bonus during the past fiscal year for the Named Executive Officers.

(2) Mr. Harrison agreed to reduce his salary to $107,070 with $27,070 paid in cash and accepted 1,187,500 shares of Common Stock with a market value of $80,000 in lieu of cash payments due to the Company's limited operating capital. Mr. Harrison also received options to purchase 540,000 shares of Common Stock at an exercise price of $0.05 per share.

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

     Mr. Harrison's employment contract with the Company expired on December 31, 1999. As of March 31, 2001, the Company and Mr. Harrison had not renewed his employment contract and the Company is currently in negotiations for terms of a new employment agreement with Mr. Harrison.


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

     As of March 31, 2001, options to purchase 11,650,290 shares of Common Stock of the Company were outstanding.

Stock Option Grants

     There were no stock options or stock purchaser rights granted by Halis during the fiscal year ended December 31, 2000.

Stock Option Exercises and Outstanding Options

     The following table contains information, with respect to (i) the number of stock options exercised during the last fiscal year, and the values realized in respect thereof, by the Named Executive Officers, and (ii) the number stock options and the value of said stock options held by the named executive officers as of December 31, 2000.



                                                                                                        Value of Unexercised
                                                                            Number of Unexercised           In-the-Money
                                                                             Options at 12/31/00         Options at 12/31/00
                                 Shares Acquired on     Value Realized          Exercisable/                 Exercisable/
             Name                    Exercise(#)             ($)               Unexercisable            Unexercisable(1)(2)($)

Paul W. Harrison                        0                    0                   4,644,000/0                     $0/0
Joel Greenspan                          0                    0                     150,000/0                     $0/0

------------------

(1) The market price of the Company's Common Stock on December 31, 2000 was $0.0156.

(2) Dollar values calculated by determining the difference between the fair market value of the Company's Common Stock at December 31, 2000 ($0.0156) and the exercise price of such options.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth information regarding the beneficial ownership of the Company Common Stock of the Company, as of December 31, 2000, by (i) those persons or entities known by management of the Company to own beneficially more than 5% of the Company Common Stock, (ii) each of the directors and executive officers of the Company, and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated in the footnotes to the table, the persons or entities listed below have sole voting and investment power with respect to the shares of the Company's Common Stock shown as beneficially owned by them.

                                        SHARES OF
                                       COMMON STOCK
     NAME                              BENEFICIALLY    PERCENT
OF BENEFICIAL OWNER                      OWNED  (1)    OF CLASS
-------------------                    -------------   --------

  Paul W. Harrison (2)                   23,398,504      35.6%
  Joel Greenspan (3)                        470,000       0.8%
  Directors and executive officers
   as a group (3 persons)(4)             24,419,873      36.1%
---------------------

(1) "Beneficial Ownership" includes shares for which an individual directly or indirectly, has or shares voting or investment power or both and also includes options that are exercisable within sixty days of the date of this report. All of the listed persons have sole voting and investment power over the shares listed opposite their names unless otherwise indicated in the notes below. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934. The percentages are based upon 67,561,222 shares, representing 61,132,222 shares outstanding as of December 31, 2000, plus 5,244,000 which is the number of shares subject to presently exercisable options or convertible securities held by the noted parties, as indicated in the following notes.

(2) The amount reflected above includes (i) 4,644,000 shares subject to presently exercisable stock options, (ii)15,763,655 shares owned by HealthWatch, Inc., which Mr. Harrison has the power to vote by virtue of his Position as the President of such entity, but of which Mr. Harrison disclaims beneficial ownership and (iii) 2,990,849 shares owned by Mr. Harrison directly.

(3)  Includes 150,000 shares subject to presently exercisable stock options.

(4)  Includes 5,244,000 shares subject to presently exercisable stock options.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Halis has a note receivable due from Philip Spicer, President of its American Benefit Administrative Services subsidiary and a stockholder of Halis, in the amount of $623,377 as of December 31, 2000. The note accrues interest at 5% per annum and is due October 31, 2001. The note may be repaid using Halis common stock if certain conditions are met, including but not limited to, Halis common stock achieving a traded market price of at least $3 per share for a specified period of time. During fiscal year ended December 31, 1999, Halis recorded an allowance for the total outstanding balance on the Spicer note and discontinued accruing interest effective as of December 31, 1999.

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

  The purpose of the acquisition by the Company of the HealthWatch Preferred Stock was: (i) to take an initial step in connection with the possible acquisition by the Company of HealthWatch; and (ii) to provide HealthWatch with working capital. The Company and HealthWatch entered into a non-binding letter of intent, dated August 8, 1997 (the "Letter of Intent"), providing for the merger of HealthWatch with the Company. A second letter of intent was entered on July 14, 1998 (the "Second LOI") which superseded the Letter of Intent. Under the Second LOI, the Company and HealthWatch again agreed to merge the two companies.

  Pursuant to the Second LOI, HealthWatch agreed to loan the Company up to a total of $250,000 pursuant to a 6% debenture maturing in February 2000. During the fiscal year ended December 31, 1998, HealthWatch had advanced $100,000 to the Company under the debenture. Subsequently, the Company advanced an additional $57,740 to Halis. On January 29, 1999, HealthWatch exercised its conversion rights in the debenture, and converted the outstanding amounts due to HealthWatch into 1,824,645 shares of the Company's Common Stock . HealthWatch now holds 15,763,655 shares of the Company's Common Stock (approximately 25%) and is the Company's single largest shareholder.

  Due to the market volatility of the two companies stock, and accounting issues that would be raised as a result of the merger that may have had an adverse effect on HealthWatch, the companies agreed to delay the consummation of the merger.

  On June 29, 2000, the companies again agreed to merge by entering into a definitive merger agreement. Under the terms of the merger agreement, the companies agreed that Halis would be merged with and into a wholly-owned subsidiary of HealthWatch. Halis shareholders will receive one share of HealthWatch common stock for every twenty shares of Halis Common Stock owned, thus resulting in an exchange ration of 0.050

Business Collaboration Agreement

  In October 1997, HealthWatch and Halis entered into a business collaboration agreement. Under the business collaboration agreement, HealthWatch has granted Halis a non-exclusive license to HealthWatch's information technology software in exchange for a ten percent (10%) commission on sales of products or services incorporating such software. Additionally, Halis has granted HealthWatch a non-exclusive license to market the HES System or other Halis products in exchange for a ten percent (10%) commission on all revenues received from sales or services relating to such products. In September 2000, the business collaboration agreement was amended to provide, among other things, for revenue sharing based on a 60/40 split (i.e., the selling company would receive 60% of the sales price and the company that owns the technology would receive 40% of the sales price). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month beginning in September 2000, which shall be applied as a credit against any revenue sharing amount that is due to Halis. Halis is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions.

  In addition, Halis and HealthWatch have each agreed to use their best efforts to utilize the services of the other company whenever and wherever reasonably possible when contracting with third parties to provide services to or in connection with the sale, delivery and installation of products and/or services. Halis and HealthWatch have also agreed to use their best efforts to share facilities in order to permit one company to obtain an initial and temporary location in a market in which the requesting company desires to establish a presence. Any such facilities are to be provided subject to the reimbursement of the providing company's reasonable costs incurred in connection with the providing of such facilities. Currently, Halis and HealthWatch share office space and administrative support for the corporate headquarters of both companies, which is located at 1100 Johnson Ferry Road, Suite 670, Atlanta, Georgia, 30342.

  The term of the business collaboration agreement was initially for a period of one year, but provides for automatic one-year renewals unless terminated by one of the parties by giving sixty-day written notice to the other party. The September 2000 amendment extended the term through September 2005. HealthWatch paid Halis approximately $49,500 and $55,473 in fiscal years 2000 and 1999, respectively, under the business collaboration agreement. HealthWatch believes that the terms of the business collaboration agreement, as amended, are at the fair market value and were no less favorable than it could have obtained from unaffiliated third parties.

  As a result of the merger of PHE into MERAD Software, Inc., the MERAD technology is now owned by HealthWatch. Halis is obligated to pay HealthWatch 10% of the gross revenues generated by Halis from products and services utilizing the MERAD technology under a perpetual license agreement. During fiscal 2000 and 1999, HealthWatch earned $21,935 and $66,087, respectively, in royalties from Halis, none of which had been paid to HealthWatch as of year-end.

  HealthWatch and Halis currently share office space and have a cost sharing arrangement relating to key personnel under an arrangement that required HealthWatch to pay Halis a calculated amount each month based upon a reasonable cost basis of services provided. Pursuant to this arrangement, until the end of 1999, Halis maintained a principal office in Atlanta and HealthWatch shared those facilities. Throughout that period, HealthWatch made payments to Halis, calculated based on the percent of the facilities used by each party over total cost, including phone and utilities, and including an immaterial amount for shared personnel. From July 1 through December 31, 1999, HealthWatch paid Halis $8,250 a month for use of office space and personnel. This amount does not include salary for Mr. Harrison in his capacity as an executive officer of each organization, which is paid separately by each organization for the work performed for such company. Beginning January 1, 2000, HealthWatch is now the primary lessor of the principal office facilities in Atlanta. Halis is now sharing these facilities under a similar arrangement. To date, no monthly payment amount has been determined; however, the parties intend to negotiate a payment by Halis to HealthWatch that will be designed to reflect the relative usage of each party of the facilities and personnel.

  On April 29, 2000, HealthWatch exercised a financing option to purchase 5,000,000 shares of Halis common stock for a total purchase price of $1,000,000 in a private placement. This transaction increased HealthWatch's ownership of Halis common stock to 15,763,655 shares, or approximately 25% of Halis' outstanding common stock

  In October 2000, Halis borrowed $250,000 from HealthWatch under an unsecured note payable. The note accrues interest at 10% and is due on demand. The note is convertible, at the option of HealthWatch, into 12,500,000 shares of the Halis common stock, or $.02 per share.

  Halis believed that all related party transactions described above between Halis, HealthWatch, PHE and Paul W. Harrison, were on terms no less favorable than could have been otherwise obtained from unrelated third parties.

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

  10.18 Letter of Intent dated March 8, 2000 by and between Registrant and HealthWatch, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

  10.19 Agreement and Plan of Merger by and among registrant, HealthWatch Merger Sub, Inc. and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

  10.20 Amended and Restated Financing Option by and among Registrant and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

  10.21 Amendment to the Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of September 29, 2000 (Filed herewith).

  10.22 Amendment to the Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of January 31, 2001 (Filed herewith).

  10.23 Amendment to the Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of February 16, 2001 (Filed herewith).

  10.24 Amendment to the Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. dated as of March 29, 2001 (Filed herewith).

  23.1   Consent of Tauber & Balser, P.C.


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

                                        HALIS, INC.

                                 By:    /s/ Paul W. Harrison
                                        --------------------
                                        Paul W. Harrison
                                        Chief Executive Officer

                                 Date:  April 26, 2001

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                       Title                     Date
        ---------                       -----                     ----

  /s/ Paul W. Harrison       Chairman of the Board, President  April 26, 2001
      Paul W. Harrison       and Chief Executive Officer

  /s/ Dr. Joel Greenspan     Director                          April 26, 2001
      Dr. Joel Greenspan

                          HALIS, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report............................................... F-2
Consolidated Balance Sheet................................................. F-3
Consolidated Statements of Operations...................................... F-4
Consolidated Statements of Cash Flows...................................... F-5
Consolidated Statements of Stockholders' Deficit........................... F-6
Notes to Consolidated Financial Statements................................. F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Halis, Inc.

   We have audited the accompanying consolidated balance sheet of Halis, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halis, Inc. and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

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

/s/ Tauber & Balser, P.C.
Atlanta, Georgia
March 1, 2001

                          HALIS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000

                             ASSETS
CURRENT ASSETS
  Cash........................................................... $    327,968
  Restricted cash................................................       36,308
  Accounts receivable............................................      242,397
  Other current assets...........................................      102,487
                                                                  ------------
    TOTAL CURRENT ASSETS.........................................      709,160
                                                                  ------------
PROPERTY AND EQUIPMENT
  Computers and software.........................................      477,522
  Vehicle........................................................       36,588
  Office furniture and equipment.................................       75,844
  Leasehold improvements.........................................       29,770
                                                                  ------------
                                                                       619,724
  Less accumulated depreciation..................................      328,618
                                                                  ------------
    PROPERTY AND EQUIPMENT, NET..................................      291,106
                                                                  ------------
OTHER ASSETS
  Deposits.......................................................      102,840
  Goodwill, net of accumulated amortization of $1,547,105........      467,308
  Capitalized software development costs.........................       58,150
  Investment.....................................................        9,375
                                                                  ------------
    TOTAL OTHER ASSETS...........................................      637,673
                                                                  ------------
      TOTAL ASSETS............................................... $  1,637,939
                                                                  ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses.......................... $    777,130
  Deferred revenue and customer deposits.........................       52,508
  Accrued payroll and payroll taxes..............................       67,549
  Due to related party...........................................      291,976
  Note payable to a bank.........................................      248,379
  Note payable--related party....................................      250,000
  Obligations under capital leases--current portion..............       66,121
                                                                  ------------
      TOTAL CURRENT LIABILITIES..................................    1,753,663
                                                                  ------------
LONG-TERM DEBT
  Obligations under capital leases, net of current portion.......      142,511
                                                                  ------------
STOCKHOLDERS' DEFICIT
  Preferred stock, $.10 par value; 5,000,000 shares authorized;
   none issued...................................................          --
  Common stock, $.01 par value; 100,000,000 shares authorized;
   61,132,037 shares issued and outstanding......................      611,320
  Additional paid-in capital.....................................   38,085,036
  Accumulated other comprehensive loss, unrealized loss on
   investment....................................................     (115,625)
  Accumulated deficit............................................  (38,838,966)
                                                                  ------------
    TOTAL STOCKHOLDERS' DEFICIT..................................     (258,235)
                                                                  ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT................ $  1,637,939
                                                                  ============

  (The accompanying notes are an integral part of these consolidated financial statements)

                          HALIS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended December 31, 2000 and 1999

                                                          2000         1999
                                                       -----------  -----------
REVENUES.............................................  $ 4,051,434  $ 5,082,493
                                                       -----------  -----------
COST AND EXPENSES
  Cost of goods sold.................................       12,280      848,173
  Selling, general and administrative................    3,960,447    4,056,539
  Depreciation and amortization......................      597,700      620,137
  Research and development...........................      184,562      287,254
  Write down of intangibles .........................          --        63,996
                                                       -----------  -----------
    TOTAL COST AND EXPENSES .........................    4,754,989    5,876,099
                                                       -----------  -----------
OPERATING LOSS ......................................     (703,555)    (793,606)
                                                       -----------  -----------
OTHER INCOME (EXPENSE)
  Provision for losses on notes receivable--related
   party.............................................          --      (623,377)
  Gain on sale of property and equipment.............       35,000          --
  Interest expense...................................     (337,832)     (63,119)
  Interest income....................................          --        27,131
  Other income.......................................          --         8,144
                                                       -----------  -----------
                                                          (302,832)    (651,221)
                                                       -----------  -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY ITEM......   (1,006,387)  (1,444,827)
INCOME TAX BENEFIT...................................       92,000          --
                                                       -----------  -----------
LOSS BEFORE EXTRAORDINARY ITEM.......................     (914,387)  (1,444,827)
EXTRAORDINARY ITEM--GAIN ON EXTINGUISHMENT OF
 ACCOUNTS PAYABLE (NET OF INCOME TAXES OF $92,000)...      137,424          --
                                                       -----------  -----------
NET LOSS.............................................  $  (776,963) $(1,444,827)
                                                       ===========  ===========
BASIC AND DILUTED NET LOSS PER COMMON SHARE
  Loss before extraordinary item.....................  $      (.01) $      (.03)
  Extraordinary item.................................          --           --
                                                       -----------  -----------
  Net loss...........................................  $      (.01) $      (.03)
                                                       ===========  ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING.   59,147,006   51,266,751
                                                       ===========  ===========

  (The accompanying notes are an integral part of these consolidated financial statements)

                          HALIS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2000 and 1999

                                                         2000         1999
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss............................................ $  (776,963) $(1,444,827)
                                                      -----------  -----------
 Adjustments:
  Depreciation and amortization:
   Property and equipment............................     145,329      115,772
   Goodwill..........................................     402,883      402,883
   Other.............................................      49,488      101,482
  Gain on sale of property and equipment.............     (35,000)         --
  Gain on extinguishment of accounts payable.........    (229,424)         --
  Write down of intangibles..........................         --        63,996
  Interest related to beneficial conversion feature
   on convertible debt...............................     250,000          --
  Interest accrued on note receivable--related party.         --       (27,085)
  Provision for losses on note receivable............         --       623,377
  Issuance of common stock for services..............      26,000       15,400
  Changes in:
   Restricted cash...................................     594,570     (180,648)
   Accounts receivable...............................      14,991      105,543
   Other current assets..............................     (28,329)      (3,287)
   Deposits..........................................      (3,590)      70,137
   Accounts payable and accrued expenses.............  (1,190,687)      58,556
   Accrued payroll and payroll taxes.................    (195,049)      (1,736)
   Deferred revenue and customer deposits............      16,214     (120,752)
                                                      -----------  -----------
    Total adjustments................................    (182,604)   1,223,638
                                                      -----------  -----------
      Net cash used by operating activities..........    (959,567)    (221,189)
                                                      -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property and equipment........      35,000          --
 Purchase of property and equipment..................     (63,185)     (76,162)
 Purchase of capitalized software development costs..     (58,150)         --
 Purchase of capitalized license fees................     (48,271)         --
                                                      -----------  -----------
      Net cash used by investing activities..........    (134,606)     (76,162)
                                                      -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock..............   1,070,000      250,000
 Principal payments on obligations under capital
  leases.............................................     (60,139)     (42,216)
 Net increase in due to related party................     219,289       47,722
 Principal payments on note payable to a bank........     (70,512)     (56,635)
 Net proceeds from notes payable--related parties ...     250,000       59,500
                                                      -----------  -----------
      Net cash provided by financing activities......   1,408,638      258,371
                                                      -----------  -----------
NET INCREASE (DECREASE) IN CASH......................     314,465      (38,980)
CASH, BEGINNING OF YEAR..............................      13,503       52,483
                                                      -----------  -----------
CASH, END OF YEAR.................................... $   327,968  $    13,503
                                                      ===========  ===========

  (The accompanying notes are an integral part of these consolidated financial statements)

                          HALIS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                 For the Years Ended December 31, 2000 and 1999

                                                                        Accumulated
                             Common Stock                  Additional      Other                       Total
                          ------------------- Common Stock   Paid-In   Comprehensive Accumulated   Stockholders'
                            Shares    Amount  to be Issued   Capital       Loss        Deficit        Deficit
                          ---------- -------- ------------ ----------- ------------- ------------  -------------
Balances, December 31,
 1998...................  46,259,763 $462,597   $    --    $36,066,439   $ (88,542)  $(36,617,176)  $  (176,682)
Comprehensive loss:
 Net loss...............         --       --         --            --          --      (1,444,827)   (1,444,827)
 Change in unrealized
  loss on investment....         --       --         --            --       12,500            --         12,500
                                                                                                    -----------
Total comprehensive
 loss...................                                                                             (1,432,327)
                                                                                                    -----------
Issuance of common
 stock..................   2,066,667   20,667        --        189,333         --             --        210,000
Common stock issued to
 consultants............   1,059,055   10,591        --         97,457         --             --        108,048
Common stock issued for
 conversion of
 convertible debt to
 equity.................   1,824,645   18,246        --        139,494         --             --        157,740
Common stock issued to
 an employee in lieu of
 accrued compensation...   1,500,000   15,000        --        195,000         --             --        210,000
Common stock to be
 issued.................         --       --      40,000           --          --             --         40,000
                          ---------- --------   --------   -----------   ---------   ------------   -----------
Balances, December 31,
 1999...................  52,710,130  527,101     40,000    36,687,723     (76,042)   (38,062,003)     (883,221)
Comprehensive loss:
 Net loss...............         --       --         --            --          --        (776,963)     (776,963)
 Change in unrealized
  loss on investment....         --       --         --            --      (39,583)           --        (39,583)
                                                                                                    -----------
Total comprehensive
 loss...................                                                                               (816,546)
                                                                                                    -----------
Issuance of common
 stock..................   6,834,407   68,344    (40,000)    1,042,188         --             --      1,070,532
Common stock issued to
 consultants and a
 director...............     400,000    4,000        --         22,000         --             --         26,000
Common stock issued to
 an employee in lieu of
 accrued compensation
 and for repayment of
 note payable...........   1,187,500   11,875        --         83,125         --             --         95,000
Beneficial conversion
 feature related to
 convertible debt to
 related party..........         --       --         --        250,000         --             --        250,000
                          ---------- --------   --------   -----------   ---------   ------------   -----------
Balances, December 31,
 2000...................  61,132,037 $611,320   $    --    $38,085,036   $(115,625)  $(38,838,966)  $  (258,235)
                          ========== ========   ========   ===========   =========   ============   ===========


  (The accompanying notes are an integral part of these consolidated financial statements)

                          HALIS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description and Basis of Presentation

   Halis, Inc. ("Halis") and Subsidiaries (collectively, the "Company") develops and supplies healthcare software systems and provides claims processing services to managed healthcare markets, medical practices, and related point of service markets to customers located throughout the United States. The Company also provides value added computer services, network solutions, and connectivity solutions and systems integration principally to Atlanta area businesses. Additionally, the Company provides services support, including onsite hardware maintenance, as well as network support programs. It grants credit to its customers without requiring collateral.

 Principles of Consolidation

   The consolidated financial statements include the accounts of Halis, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

 Revenue Recognition

   Revenue consists primarily of third party claims processing fees, consulting services, software licensing fees, sales of related computer hardware, and post contract customer support and maintenance. For 2000 and 1999, third party claims processing fees accounted for approximately 96% and 66%, respectively, of the Company's sales. Revenues are recognized as follows:

 Claims Processing               Monthly as services are performed. Fees are
                                 computed based on a percent of premium or a
                                 fee per participant.

 Consulting Services             When services are performed.

 Installation                    When installation is complete.

 Training and Education          Upon completion of training or education
                                 session.

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

 Restricted Cash

   The Company, through its third party claims administration subsidiary, received prepayments for the payment of premiums and claims to be paid on behalf of its customers. As of December 31, 2000, the Company had $36,308 of such prepayments, and related deferred revenue and customer deposits of $36,308.

 Cash--Agency Accounts

   The Company, through its third party claims administration subsidiary, maintains custody of cash funds on behalf of some of its customers for the payment of insurance premiums to carriers and medical claims for covered individuals. The Company has custody of the funds but no legal right to them. Therefore, the cash balances and related liabilities are not reflected in the Company's balance sheet. At December 31, 2000, the Company maintained custody of approximately $1.1 million of customer funds.

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


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

   Capitalized costs are amortized over a period of five years on a straight-line basis, and amortization commences when the product is available for market release. In December 1999, due to the Company's plan to no longer sell its existing "windows" based software product and to convert to an "internet" driven software product in 2000, the Company reviewed the recoverability of software development costs and determined that the remaining unamortized software development costs of $63,996 was not recoverable and should be written off. During 2000, the Company capitalized development costs incurred in the development of its Internet software product. Amortization of these costs will commence in 2001 when the product is available for market release.

 Other Intangible

   Other intangible consisted of license fees in the amount of $118,771 paid to a non-related company for the right to use its software technology in the development of the Company's software product and was amortized over a period of two years on the straight-line basis. At December 31, 2000 and 1999, accumulated amortization was $118,771 and $69,283, respectively.

 Investment

   The investment is in a marketable equity security of a related company, HealthWatch, Inc., which is classified as available-for-sale, and is carried at market value (see Note I). The purchase cost and fair value of the investment at December 31, 2000 was $125,000 and $9,375, respectively. The related unrealized holding loss of $115,625 is reported as a separate component of stockholders' deficit at December 31, 2000.

 Income Taxes

   Deferred income tax assets and liabilities are recognized for the estimated tax effects of temporary differences between the financial reporting and tax reporting bases of assets and liabilities and for loss carryforwards based on enacted tax laws and rates. A valuation allowance is used to eliminate deferred income tax assets to the amount that is more likely than not to be utilized.

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


 Net Loss Per Share

   The Company has adopted SFAS No. 128, "Earnings Per Share," which requires basic earnings per share and diluted earnings per share presentation. The two calculations differ as a result of potential common shares included in diluted earnings per share, but excluded in basic earnings per share. As the Company experienced net losses for the income statement periods presented, potential common shares have an antidilutive effect and are excluded for purposes of calculating diluted earnings per share. The number of shares which have an antidilutive effect on diluted earnings per share was 26,233,347 and 13,488,067 in 2000 and 1999, respectively.

 Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenues, expenses and contingent assets and liabilities. Significant estimates included in these financial statements relate to useful lives of certain assets, legal contingencies, and recoverability of long-term assets such as capitalized software development costs and goodwill. Actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

 Fair Value of Financial Instruments

   The carrying amounts reflected in the consolidated balance sheet for cash and accounts receivable approximate their fair values due to the short maturities of those instruments. Available-for-sale marketable securities are recorded at fair value in the consolidated balance sheet. Management believes it is not practicable to estimate the fair value of its liability financial instruments because of the uncertainty related to its ability to continue as a going concern and its current liquidity difficulties.

 Reclassifications

   Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 consolidated financial statement presentation.

NOTE B--REALIZATION OF ASSETS AND SATISFACTION OF LIABILITIES

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of $776,963 and $1,444,827 for the years ended December 31, 2000 and 1999, respectively, and had a working capital deficiency of $1,044,503 and an equity deficiency of $258,235 at December 31, 2000. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash in its operating activities during the years ended December 31, 2000 and 1999 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

   Management's plans in this regard include merging with HealthWatch, Inc. ("HealthWatch"), a related company which owns approximately 25% of Halis (see
Note I). The Company expects the merger to improve its liquidity by having access to HealthWatch's cash reserves and increasing the Company's ability to raise additional growth capital. In addition, the Company is upgrading its HES software product to an Internet version. This upgrade will restructure the software into several healthcare software products under a common

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

architecture, which the Company believes will improve market acceptance. The Company also plans to expand its business model to include e-commerce services that will supplement its software sales and value-added business services. The e-commerce business will focus on technology-based transactions that are paid for on a monthly or per-transaction basis. This revenue model is expected to generate recurring, more predictable revenues that can be leveraged to work towards a positive cash flow. Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2001 activities.

   In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C--NOTE PAYABLE TO A BANK

   The Company has a 10.5% note payable to a bank in the amount of $248,379 as of December 31, 2000. The note is payable in monthly installments of $8,045, including interest, with a balloon payment of all unpaid principal and interest due on October 27, 2001. The note was assumed in connection with the disposal of a subsidiary of the Company. Certain assets of the former subsidiary act as collateral for the loan. The Company has guaranteed payment of the loan.

NOTE D--RELATED PARTY NOTES AND ADVANCES

   The Company has an unsecured note receivable due from a stockholder of $623,377. The note accrues interest at 5% per annum and is due October 31, 2001. The stockholder may repay the note using Halis common stock if certain conditions are met, including but not limited to the Company's common stock achieving a traded market price of at least $3 per share for a specified period of time. In December 1999, the Company reviewed the collectability of this note and determined that its collection was doubtful. The entire amount of the note was reserved at December 31, 1999 and the Company ceased accruing interest on the note.

   At December 31, 1999, the Company had an unsecured note payable to a stockholder and director of the Company in the amount of $15,000. This note was non-interest bearing and due on demand. The note was paid in full in February 2000 with the issuance of 187,500 shares of the Company's common stock.

   In Octo ber 2000, the Company borrowed $250,000 from HealthWatch under an unsecured note payable. The note accrues interest at 10% and is due on demand. The note is convertible, at the option of HealthWatch, into 12,500,000 shares of the Company's common stock, or $.02 per share. This convertible note includes a beneficial conversion feature of $250,000, which represents the aggregate fair value at the issue date of the Halis common stock into which the note is convertible over the proceeds received from the issuance of the note payable. This beneficial conversion feature has been included in interest expense and additional paid-in capital in 2000 since the note was convertible at the date of issue.

   At December 31, 2000, the Company owed HealthWatch a total of $291,976, which consisted of license fees related to a proprietary technology asset owned by MERAD Software, Inc. (see Note I) and net advances received by the Company for working capital purposes. These advances are payable on demand and are non-interest bearing.

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE E--COMMITMENTS AND CONTINGENCIES

 Leases

   The Company leases office space under several operating lease agreements expiring in 2005. Rent expense for the office space and equipment classified as operating leases totaled $666,864 and $536,547 for the years ended December 31, 2000 and 1999, respectively. At December 31, 2000, future minimum lease payments under non-cancelable operating leases having remaining terms in excess of one year are as follows:

   2001.............................................................. $  599,410
   2002..............................................................    607,994
   2003..............................................................    492,134
   2004..............................................................     27,657
   2005..............................................................     15,270
                                                                      ----------
                                                                      $1,742,465
                                                                      ==========

   Beginning January 2000, the Company subleased one of its office facilities under a four-year operating lease expiring December 2003. Rental income from this sublease in 2000 was $193,392. Minimum future subrental income anticipated under this agreement is as follows:

   2001................................................................ $222,372
   2002................................................................  226,630
   2003................................................................  231,104
                                                                        --------
                                                                        $680,106
                                                                        ========

   During 1998, the Company acquired equipment totaling $44,650 under a five-year capital lease. During 1999, the Company acquired computers and software and a vehicle totaling $266,943 under capital leases ranging from three to five years. Amortization of these capital leases included in depreciation expense totaled $94,156 and $78,200 for the years ended December 31, 2000 and 1999, respectively. Accumulated depreciation amounted to $174,589 and $80,436 as of December 31, 2000 and 1999, respectively.

   Future payments under these leases at December 31, 2000 are as follows:

   2001............................................................... $ 82,635
   2002...............................................................   78,775
   2003...............................................................   71,572
   2004...............................................................   10,341
                                                                       --------
   Total minimum lease payments.......................................  243,323
   Amount representing interest.......................................  (34,691)
                                                                       --------
   Present value of minimum lease payments............................ $208,632
                                                                       ========

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

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

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

   The complaint seeks damages in the amount of at least $2 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. The Company answered, denying the allegations of liability in the complaint, and the Company vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of the Company on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to the Company on all other claims, and the Company has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of the Company on seven of the nine counts in the complaint and affirming the denial of the Company's cross appeal denying summary judgment on the two surviving counts. The plaintiffs filed a petition for certiorari to the Georgia Supreme Court regarding the decision of the Georgia Court of Appeals. The Georgia Supreme Court, on September 8, 2000, denied that petition. There can be no assurance, however, that the Company will be successful in its defense or that the final resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

   On July 18, 1997, the Company was sued by Penelope Sellers in an action seeking actual damages against the Company in the amount of $480,535, unspecified attorneys fees, and punitive damages of not less than $1,000,000. Ms. Sellers contends that a Finder's Fee Agreement between her and the Company in August 1995, under which she was to receive a commission equal to 10% of the amount of any equity investments in the Company or software licensing fees paid to the Company in respect to transactions introduced to the Company by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement.

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

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

   On April 1, 2000, the Company was served a complaint by Carrera-Maximus, Inc. (previously known as Carrera Consulting Group). The complaint alleges breach of contract in connection with certain professional service fees, product support fees, and license fees paid to the Company under a contract between the two parties. Carrera-Maximus, Inc. is seeking the return of fees in the total amount of approximately $538,000. The Company denies the allegations of liability in the complaint and intends to vigorously defend this case. The Company has filed an answer asserting various defenses and denying liability and has asserted a counterclaim for breach of contract for unpaid fees and unreimbursed expenses. This suit is currently in the discovery phase. There can be no assurance, however, that the Company will be successful in its defense or that the resolution of this matter will not have a material adverse effect on the financial condition or results of operation of the Company.

   On September 8, 2000, a subsidiary of the Company was served a complaint by Motivational Marketing, Inc. The complaint alleges breach of contract for failure to pay commissions and the plaintiff is seeking an amount in excess of $138,000 for commissions, and damages for fraud in the inducement in an amount of not less than $100,000, plus unspecified punitive damages and attorney fees. The contract referenced in the complaint was an agreement between the plaintiff and TG Marketing, Inc. ("TGM"), a company acquired by Halis in May 1997, for telemarketing services whereby the plaintiff was supposed to receive commissions from TGM in consideration for referrals of clients to TGM. The Company denies the allegations of the complaint and intends to vigorously defend this case. This suit is in the discovery phase. There can be no assurance, however, that the Company will be successful in its defense of the complaint or that the final resolution of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

   The Company is also party to litigation that it believes to be immaterial with respect to amount and is not disclosed herein. No provision has been made in these financial statements regarding these items due to the uncertainty of their ultimate resolution.

NOTE F--INCOME TAXES

   Significant components of the Company's deferred income tax assets as of December 31, 2000 are as follows:

   Deferred tax assets:

     Net operating loss carryforwards.............................. $ 6,752,511
     Other, net....................................................     378,379
                                                                    -----------
   Net deferred tax asset..........................................   7,130,890
   Valuation allowance.............................................  (7,130,890)
                                                                    -----------
   Net deferred tax asset reported................................. $       --
                                                                    ===========

   The valuation allowance at December 31, 1999 amounted to $6,877,994.

   The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                                                                 2000    1999
                                                                 -----   -----
   Federal income tax rate...................................... (34.0)% (34.0)%
   Effect of valuation allowance on deferred tax assets.........  34.0    34.0
   State income tax, net of Federal benefit.....................   0.0     0.0
                                                                 -----   -----
   Effective income tax rate....................................   0.0%    0.0%
                                                                 =====   =====

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

   At December 31, 2000, the Company had available for carryforward a net operating loss of approximately $17.8 million. Approximately $9 million of the net operating loss relates to losses prior to 1997, and as a result of an ownership change on November 19, 1996, and in accordance with Section 382 of the Internal Revenue Code, the loss carryforward is limited to approximately $841,000 for each year thereafter. The net operating losses expire between the years 2001 and 2020. Future recognition of these carryforwards will be reflected when it is more likely than not that they will be utilized.

   Net operating loss carryforwards expiring in the next five years are approximately as follows:

   2001.............................................................. $  246,000
   2002..............................................................  1,225,000
   2003..............................................................  1,571,000
   2004..............................................................    782,000
   2005..............................................................        --

NOTE G--STOCK OPTION PLANS

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

   The Company's previous incentive stock option plan, the 1986 Incentive Stock Option Plan, expired on January 29, 1996. The 1988 Non-qualified Stock Option Plan was terminated by the Company on April 24, 1996. Activity related to these plans is as follows:

                           1986 &    Weighted   1996     Weighted Outside of  Weighted
                         1988 Plans: Average    Plan:    Average    Plans:    Average
                          Number of  Exercise Number of  Exercise Number of   Exercise
                           Options    Price    Options    Price    Options     Price
                         ----------- -------- ---------  -------- ----------  --------
Outstanding at December
 31, 1998...............   71,940     $ 0.28  1,751,250   $0.25    8,645,090   $0.20
  Granted...............      --         --         --      --     2,378,700   $0.08
  Expired...............     (220)    $11.88        --      --           --      --
  Cancelled.............      --         --    (385,250)  $0.13     (717,000)  $0.13
                           ------             ---------           ----------
Outstanding at December
 31, 1999...............   71,720     $ 0.24  1,366,000   $0.20   10,306,790   $0.16
  Expired...............     (220)    $10.63        --      --           --      --
  Cancelled.............      --         --     (94,000)  $0.13          --      --
                           ------             ---------           ----------
Outstanding at December
 31, 2000...............   71,500     $ 0.21  1,272,000   $0.20   10,306,790   $0.16
                           ======             =========           ==========
Options exercisable at
 December 31, 2000......   71,500     $ 0.21    974,975   $0.22   10,248,290   $0.16
                           ======             =========           ==========

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999

   Exercise prices for options outstanding as of December 31, 2000 under the 1986 and 1988 Plans range from $0.13 to $3.44 per share. The weighted average remaining life of these options was approximately two years.

   Exercise prices for options outstanding as of December 31, 2000 granted under the 1996 Plan ranged from $0.13 to $2.00 per share. The weighted average remaining life of these options was approximately seven years.

   Exercise prices for options outstanding as of December 31, 2000 granted outside of the Plans ranged from $0.05 to $2.12 per share. The weighted average remaining life of these options was approximately seven years.

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

   Pro forma information regarding net loss and loss per share is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. During 2000, no options were granted by the Company. The fair value of options granted in 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

   Risk-free interest rate........................................... 4.55-5.67%
   Dividend yield....................................................       0.0%
   Expected volatility...............................................    147.60%
   Weighted average expected life....................................   4 years
   Forfeiture rate...................................................       5.0%

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss and loss per share if compensation expense had been recognized for the options issued would have been as follows:

                                                          2000        1999
                                                        ---------  -----------
   Net loss--as reported............................... $(776,963) $(1,444,827)
   Net loss--pro forma................................. $(878,851) $(1,472,727)
   Reported loss per share--basic & diluted............ $    (.01) $      (.03)
   Pro forma loss per share--basic & diluted........... $    (.01) $      (.03)
   Weighted average fair value of options granted
    during the year....................................       n/a  $       .01

NOTE H--STOCK WARRANTS

   The Company has issued stock warrants in conjunction with the issuance of common stock. Activity related to stock warrants was as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                              Warrants   Price
                                                              --------- --------
   Outstanding at December 31, 1998.......................... 1,276,760  $1.73
     Granted................................................. 1,161,822  $0.29
                                                              ---------
   Outstanding at December 31, 1999 and 2000................. 2,438,582  $1.05
                                                              =========

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


   At December 31, 2000 the Company had warrants outstanding as follows:

     Common Shares Exercise Price
     Under Warrant   Per Share       Range of Expiration Dates
     ------------- --------------    -------------------------
        437,500        $ .05               December 2004
        535,000        $ .11                 June 2004
        237,982        $1.35      September 2002 - December 2002
      1,228,100        $1.75      November 2001 - September 2002
      ---------
      2,438,582
      =========

NOTE I--RELATED PARTY TRANSACTIONS

   On November 18, 1996, the Company entered into a license agreement for a proprietary technology asset ("MERAD") from Paul Harrison Enterprises, Inc. ("PHE"), which was controlled by the Chairman and Chief Executive Officer of the Company. Mr. Harrison served as the President of PHE and at the time beneficially owned approximately 40% of this company. PHE was acquired by HealthWatch, Inc. on October 2, 1998. The Company is obligated to pay a license fee equal to 10% of the gross revenues generated from MERAD and any derivations thereof by the Company or any of its affiliates to PHE (after the merger now known as MERAD Software, Inc.). During 2000 and 1999, $1,080 and $62,518, respectively, of license fees were incurred under this agreement. At December 31, 2000 and 1999, $88,563 and $87,483, respectively, was payable to MERAD Software, Inc. under this agreement and was included in due to related party.

   During 2000, 1,187,500 shares of the Company's common stock were issued to an officer of the Company for payment of accrued compensation of $80,000 and a note payable of $15,000.

   During 2000, 200,000 shares of the Company's common stock valued at $10,000 was issued to a director for consulting services.

   At December 31, 1999 and 2000, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors:

     Common Shares Exercise Price    Range of Expiration
     Under Option    Per Share              Dates
     ------------- --------------    -------------------
        740,000         $.05            December 2009
      5,666,500         $.13      June 2006--December 2009
      ---------
      6,406,500
      =========

   Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 6,293,250 shares of common stock are exercisable at December 31, 2000.

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

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


   During 1999, 1,500,000 shares of the Company's common stock were issued to an officer of the Company for payment of accrued compensation of $210,000.

   During 1999, an outstanding 6% convertible debenture to HealthWatch in the amount of $157,741 was converted into 1,824,645 shares of the Company's common stock.

   At December 31, 2000 and 1999, the Company owned 16,667 shares of HealthWatch common stock.

   Paul W. Harrison, the Chairman and Chief Executive Officer of the Company, is also the Chairman and Chief Executive Officer of HealthWatch. Mr. Harrison is also a shareholder of both companies.

   During 2000 and 1999, the Company and HealthWatch operated under a Business Collaboration Agreement which allowed HealthWatch to act as a reseller of the Company's software product and provided for the sharing of certain operating expenses. The Company received from HealthWatch approximately $89,000 and $105,000 in 2000 and 1999, respectively, under this agreement, for the sharing of operating expenses, which is included as selling, general and administrative expenses in the Company's statements of operations.

   In September 2000, the Business Collaboration Agreement was amended to provide, among other things, for revenue sharing based on a 60/40 split (i.e., the selling company would receive 60% of the sales price and the company that owns the technology would receive 40% of the sales price). Furthermore, HealthWatch is obligated to pay Halis a collaboration fee of $50,000 per month beginning in October 2000, which shall be applied as a credit against any revenue sharing amount that is due to Halis. The Company is obligated to provide support to HealthWatch for the Halis software products, provide reasonable product enhancement as part of product release updates, and cooperate with HealthWatch in regard to product enhancement requests. HealthWatch may terminate the $50,000 monthly collaboration fee payable to Halis on or after October 1, 2001, under certain terms and conditions. The Company received $150,000 from HealthWatch during 2000 under this agreement. This amount is included in revenues in the Company's statement of operations.

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

   In March 2000, the Company and HealthWatch signed a binding letter of intent to merge. In the merger, each share of common stock of the Company outstanding immediately prior to the effective time of the merger would be converted into the right to receive one-twentieth (.05) of a share of HealthWatch common stock (the "Merger Consideration"). In addition, outstanding stock options and stock warrants of the Company would be converted into options and warrants to purchase HealthWatch common stock in accordance with the same conversion ratio.

   The Letter of Intent also contains binding provisions providing HealthWatch with an unconditional right to purchase prior to the closing of the merger, up to $1,000,000 of the Company's common stock at $.20 per share, and upon any such financing, HealthWatch shall have a three month option to purchase up to an additional $5,000,000 of the Company's common stock at $.20 per share. In May 2000, HealthWatch purchased 5,000,000 shares of the Company's common stock at $.20 per share.

   On June 29, 2000, the Company and HealthWatch signed a definitive merger agreement. The proposed merger is expected to close in the first quarter of 2001. The merger is subject to, among other conditions, the approval of the shareholders of both companies. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the merger.

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE J--SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Details of non-cash transactions are as follows:

                                                               2000     1999
                                                              ------- --------
   Capital lease obligations incurred for the acquisition of
    property and equipment................................... $   --  $266,943
                                                              ======= ========
   Debt converted to equity:
     Accrued employee compensation........................... $80,000 $210,000
     Note payable, related party.............................  15,000      --
     6% convertible promissory note, related party...........     --   157,741
     Accounts payable, consultants...........................     --    92,648
                                                              ------- --------
                                                              $95,000 $460,389
                                                              ======= ========
   Capitalized license fees recorded by increasing accounts
    payable.................................................. $   --  $118,771
                                                              ======= ========
   Cash paid for interest.................................... $84,166 $ 61,050
                                                              ======= ========

NOTE K--INFORMATION CONCERNING BUSINESS SEGMENTS

   The Company's three reportable segments are strategic business units that offer different products and services to customers located throughout the United States. These segments are American Benefit Administrative Services ("ABAS"), Healthcare Enterprise System ("HES"), and Halis Consulting Services ("HCS"). ABAS provides third party claims processing services for healthcare plans of varying size companies. HES supplies healthcare software systems to various segments of the medical industry. HCS performs software consulting services and support to companies in varying industries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

   Segment information for 2000 and 1999 is as follows:

                                                           Corporate
                            ABAS        HES       HCS     Unallocated    Totals
                         ----------  ---------  --------  -----------  -----------
2000
Revenues from external
 customers.............. $3,862,105  $  25,309  $ 14,020  $   150,000  $ 4,051,434
Segment income (loss)...   (111,863)  (302,092)      649     (363,657)    (776,963)
Interest income
 (expense), net.........    (26,525)       --       (292)    (311,015)    (337,832)
Total assets............  1,277,121     73,593    58,328      228,897    1,637,939
Capital expenditures....     39,402     14,333       --         9,450       63,185
Depreciation and
 amortization...........    518,199      3,996     1,800       73,705      597,700
Gain on extinguishment
 of
 accounts payable.......        --         --        --       229,424      229,424

1999
Revenues from external
 customers..............  3,371,496    798,077   912,920          --     5,082,493
Segment income (loss)...   (934,117)   415,615   189,809   (1,116,134)  (1,444,827)
Interest income
 (expense), net.........     (1,867)       --        --       (34,121)     (35,988)
Total assets............  1,402,261     45,787    67,101      271,037    1,786,186
Capital expenditures....    335,450        --        --         7,655      343,105
Depreciation and
 amortization...........    497,939        936     1,780      119,482      620,137
Provision for losses on
 note
 receivable--related
 party..................   (623,377)       --        --           --      (623,377)

                          HALIS, INC. AND SUBSIDIARIES

                           December 31, 2000 and 1999


NOTE L--FOURTH QUARTER ADJUSTMENTS

   Significant adjustments made in the fourth quarter of 2000 are as follows:

     Record interest expense related to beneficial conversion
      feature on convertible debt...................................... $250,000
                                                                        ========