Form 10QSB
period 2001-03-31
HALIS INC
filed 2001-05-15
CIK 790733

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                        Commission File Number
------------------------------                        ----------------------
      March 31, 2001                                         0-16288

                                  HALIS, INC.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Georgia                                           58-1366235
-------------------------------                         -------------------
(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or organization)                          Identification No.)

             1100 Johnson Ferry Road, Suite 670, Atlanta, GA  30342
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (404) 256-0083
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
                  -------------------------------------------
        (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

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

       Number of registrant's common shares outstanding at March 31, 2001
                                   61,132,037
                                   ----------

           Transitional Small Business Disclosure Format (check one)
                         Yes   X              No
                               --------          ------

                                  HALIS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                  (UNAUDITED)



PART I.
FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                             ASSETS

   Current assets:
        Cash                                                    $  311,523
        Restricted cash                                            135,739
        Accounts receivable                                        209,647
        Other current assets                                        95,983
                                                                ----------

             Total current assets                                  752,892
                                                                ----------

   Property and equipment:
        Computers and software                                     477,522
        Vehicle                                                     36,588
        Office furniture and equipment                              75,844
        Leasehold improvements                                      29,770
                                                                ----------
                                                                   619,724
        Less accumulated depreciation                              366,930
                                                                ----------

             Property and equipment, net                           252,794
                                                                ----------

   Other assets:
        Deposits                                                   102,840
        Goodwill, net of accumulated amortization of $1,647,825    366,588
        Capitalized software development costs                      55,243
        Investment                                                  14,063
                                                                ----------

             Total other assets                                    538,734
                                                                ----------

                   Total assets                                 $1,544,420
                                                                ==========

       (The accompanying notes are an integral part of these statements)

                                  HALIS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001
                                  (UNAUDITED)





                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses                         $    786,517
    Deferred revenue and customer deposits                             199,239
    Accrued payroll and payroll taxes                                   67,547
    Due to related party                                               293,447
    Note payable to a bank                                             238,627
    Note payable - related party                                       250,000
    Obligations under capital leases - current portion                  66,001
                                                                  ------------

    Total current liabilities                                        1,901,378
                                                                  ------------

Long-term debt:
    Obligations under capital leases, net of current portion            60,130
                                                                  ------------

Stockholders' deficit
    Preferred stock, $.10 par value; 5,000,000 shares authorized;
        none issued                                                          -
    Common stock, $.01 par value; 100,000,000 shares authorized;
        61,132,037 shares issued and outstanding                       611,320
    Additional paid-in capital                                      38,085,036
    Accumulated other comprehensive loss, unrealized
            loss on investment                                        (110,937)
    Accumulated deficit                                            (39,002,507)
                                                                  ------------

        Total stockholders' deficit                                   (417,088)
                                                                  ------------

        Total liabilities and stockholders' deficit               $  1,544,420
                                                                  ============

       (The accompanying notes are an integral part of these statements)

                                  HALIS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                       Three Months Ended March 31,
                                                            2001          2000
                                                       ------------   ------------
Revenues                                                $ 1,119,406   $ 1,048,240
                                                        -----------   -----------

Costs and expenses:
    Cost of goods sold                                            -         9,870
    Selling, general and administrative                   1,062,254     1,067,059
    Depreciation and amortization                           141,940       152,489
    Research and development                                 60,747        46,377
                                                        -----------   -----------
        Total costs and expenses                          1,264,941     1,275,795
                                                        -----------   -----------

Operating loss                                             (145,535)     (227,555)
                                                        -----------   -----------

Other income (expense):
    Gain on sale of property and equipment                        -        35,000
    Interest expense                                        (18,006)      (23,517)
                                                        -----------   -----------
                                                            (18,006)       11,483
                                                        -----------   -----------

Net loss                                                $  (163,541)  $  (216,072)
                                                        -----------   -----------

Basic and diluted net loss per common share             $         -   $         -
                                                        -----------   -----------

Weighted average number of common shares outstanding     61,132,037    54,405,597
                                                        ===========   ===========


       (The accompanying notes are an integral part of these statements)

                                  HALIS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)


                                                         Three Months Ended March 31,
                                                              2001          2000
                                                         ------------   ------------
Cash flows from operating activities:
    Net loss                                               $(163,541)   $(216,072)
                                                           ---------    ---------
    Adjustments:
        Depreciation and amortization:
            Property and equipment                            38,312       34,421
            Goodwill                                         100,720      103,222
            Other                                              2,907       14,846
        Issuance of common stock for services                      -       26,000
        Changes in:
            Accounts receivable                               25,637       18,823
            Other current assets                              13,617       26,491
            Restricted cash                                  (99,431)
            Deposits                                               -       (3,590)
            Accounts payable and accrued expenses              9,387     (188,348)
            Accrued payroll and payroll taxes                     (2)     (75,969)
            Deferred revenue and customer deposits           146,731      (11,994)
            Other current liabilities                              -          270
                                                           ---------    ---------
                Total adjustments                            237,878      (55,828)
                                                           ---------    ---------
        Net cash provided (used) by operating activities      74,337     (271,900)
                                                           ---------    ---------

Cash flows from investing activities
    Purchase of property and equipment                             -      (13,480)
                                                           ---------    ---------
        Net cash used by investing activities                      -      (13,480)
                                                           ---------    ---------

Cash flows from financing activities
    Proceeds from issuance of common stock                         -       70,000
    Principal payments on obligations under capital leases   (82,501)           -
    Net increase in due to related party                       1,471      396,186
    Principal payments on note payable to a bank              (9,752)     (23,196)
                                                           ---------    ---------
        Net cash (used) provided by financing activities     (90,782)     442,990
                                                           ---------    ---------

Net (decrease) increase in cash                              (16,445)     157,610

Cash, beginning of period                                    327,968       13,503
                                                           ---------    ---------
Cash, end of period                                        $ 311,523    $ 171,113
                                                           =========    =========

       (The accompanying notes are an integral part of these statements)

                                  HALIS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)


PRINCIPLES OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Halis, Inc. and its wholly owned subsidiaries (the "Company"). All significant inter-company accounts and transactions have been eliminated.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Realization of Assets

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company has sustained losses during the years ended December 31, 1999 and 2000, and such losses are continuing in fiscal year 2001. Additionally, the Company has used, rather than provided, cash in its operating activities during the years ended December 31, 1999 and 2000, and this was also the case for the three months ended March 31, 2001. The Company had working capital deficiencies of $1,044,503 and $1,148,486 as of December 31, 2000 and March 31, 2001, respectively. During the three months ended March 31, 2001, operating activities provided cash of $38,029 compared to cash consumed of $271,900 for the same period in 2000. The increased cash flow from operating activities during the three months ended March 31, 2001 is attributable to the Company settling and paying significant accounts payable and accrued expenses during the three months ended March 31, 2000 and the receipt of fees under the Business Collaboration Agreement during the three months ended March 31, 2001.

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

The technical innovation that enables the HES System to be powerful, yet simple to install and maintain, is the virtual software and information media processing utility known as "the Merad Technology," that the Company licenses from its affiliate, HealthWatch, Inc. ("HealthWatch"). The Merad Technology enables the HES System to store programming code in a database, thereby removing the repetitive processing required in conventional programming. The HES System integrates all of the major functions needed by clinics, hospitals, physician practices, payors, long-term care facilities, laboratories, pharmacies and home healthcare providers, the eight major markets in which Halis plans to compete. Halis is currently building out the specific features required by each of these eight markets. Presently, the Company is marketing the HES System to clinics, hospitals and physician and management practices. While management believes that the HES System will gain market acceptance, the Company has had limited success in marketing the HES System to the healthcare industry. As a result, virtually all of the Company's revenues have come from its subsidiary, American Benefit Administrative Services, Inc. ("ABAS").

The Company's systems and services business is targeted to healthcare industry participants, such as physician practices, HMO's, home healthcare providers and hospitals that generally have 100 users or more. The Company expects to capitalize on the healthcare industry's demand for more software variety, frequent updates, convenience, lower pricing and better support services.

The Company's third party administrator subsidiary, ABAS, is located in Chicago, Illinois and provides claims processing and other administrative services to major companies throughout the United States.

HealthWatch owns the Merad Technology which is licensed to the Company under a Business Collaboration Agreement. Under that Agreement, the Company is obligated to pay HealthWatch a royalty equal to 10% of the gross revenues generated by the Company from sales of the products and services that incorporate HealthWatch's information technology software.

Furthermore, HealthWatch is obligated to pay the Company a collaboration fee of $50,000 per month. HealthWatch may terminate the monthly collaboration fee payable to the Company on or after October 1, 2001, under certain terms and conditions.

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

While the Company believes the plan it is undertaking will be successful and is in the best interest of the Company, no assurances can be given that the Company will be successful and that the Company will continue as a going concern. Risk factors include, among others:

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

     . timely completion of modifications and enhancements to the Company's healthcare products; and

     .  technological change.

The HealthWatch Merger

On March 8, 2000, Halis executed a letter of intent with HealthWatch, Inc., Nasdaq SmallCap Market: "HEAL" ("HealthWatch"), to merge with and into a wholly owned subsidiary of HealthWatch. As of March 31, 2001, HealthWatch was the single largest shareholder, owning 25.8% of the outstanding common stock of Halis. Halis and HealthWatch currently operate under the Collaboration Agreement, as discussed above, and a cost sharing arrangement for corporate office space and administrative resources.

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

The transaction is expected to close during the second quarter of 2001, subject to the satisfaction of various conditions, including without limitation, the approval of the transaction by the majority of the shareholders of each company, the qualification of the merger as a tax-free reorganization for income tax purposes, the registration with the Securities and Exchange Commission of the shares to be issued in the merger, listing of the shares so issued on the Nasdaq SmallCap Market, issuance of favorable fairness opinions of the financial advisors retained by each company and various other customary conditions. No assurance can be given that the parties will be able to satisfy the conditions to the consummation of the transaction.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCIAL CONDITION

Total assets as of March 31, 2001 were $1,544,420, a decrease of $93,519 from total assets of $1,637,939 at December 31, 2000. The decrease is primarily attributable to decreases in cash, accounts receivable and other current assets of $16,445, $32,750 and $6,504, respectively and depreciation and amortization of $141,940. The decreases were offset by an increase in restricted cash of $99,431 and a $4,688 increase in the market value of the Company's investment in HealthWatch, Inc.

Current liabilities increased by $147,715 to $1,901,378 at March 31, 2001 from $1,753,663 at December 31, 2000. The increase is primarily attributable to increases in customer deposits, deferred revenue, accounts payable and accrued expenses and Due to HealthWatch, Inc. of $99,431, $50,000, $9,387 and $1,471, respectively offset by decreases in deferred revenue and customer deposits, and note payable to a bank of $39,008 and $9,752, respectively.

Stockholders' deficit decreased $158,853 to a deficit of $417,088 at March 31, 2001 from a deficit of $258,235 at December 31, 2000. This decrease is attributable to a net loss for the three months ended March 31, 2001 of $163,541 offset by an increase in the market value of the Company's investment in HealthWatch common stock of $4,688.

RESULTS OF OPERATIONS

Total revenue was $1,119,406 for the three months ended March 31, 2001 as compared to $1,048,240 for the three months ended March 31, 2000, an increase of $71,166 or 6.79%. The increase is primarily the result of fees received from HealthWatch, Inc. of $150,960 under the Business Collaboration Agreement. The increase is offset by a decrease in revenues in the Company's ABAS subsidiary of $51,265 and a decrease in consulting fees of $28,530. The Company did not provide consulting services during the three months ended March 31, 2001.

Cost of goods sold represents labor costs associated with consulting services revenue. Cost of goods sold decreased $9,870, or 100%, to $0 for the three months ended March 31, 2001 from $9,870 for the three months ended March 31, 2000. The Company did not provide consulting services during the three months ended March 31, 2001.

Selling, general and administrative expenses decreased $4,805, or 0.5%, to $1,062,254 for the three months ended March 31, 2001 from $1,067,059 for the three months ended March 31, 2000. The decrease is primarily the result of a decrease in consulting and professional fees of $31,328 offset by an increase in other expenses of $26,254 relating to the Company's ABAS subsidiary.

Research and development costs increased by $14,370, or 31%, to $60,747 for the three months ended March 31, 2001 from $46,377 for the three months ended March 31, 2000. This increase is primarily the result of increased development activities related to the HES system.

Amortization and depreciation decreased by $10,549, or 7%, to $141,940 for the three months ended March 31, 2001 from $152,489 for the three months ended March 31, 2000. The decrease is attributable to licensing fees fully amortized in the first quarter of 2000.

Interest expense decreased by $5,511, or 23.4%, to $18,006 for the three months ended March 31, 2001 from $23,517 for the three months ended March 31, 2000. The decrease is attributable to a decrease in principal of the note payable to bank.

The Company incurred a net loss of $163,541 for the three months ended March 31, 2001 as compared to a net loss of $216,072 for the three months ended March 31, 2000, a decrease of $52,531, or 24.3%. The decrease is attributable to an increase in fees received under the Business Collaboration Agreement.


LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2001, operating activities provided $74,337 of cash as compared to $271,900 of cash used for the same period for the prior year. The increase is primarily attributable to the Company's collection of fees under the Business Collaboration Agreement during the three months ended March 31, 2001 and the aggressive approach in settling liabilities with past due vendors and paying down its accounts payable and accrued liabilities during the three months ended March 31, 2000.

Investing activities used cash of $13,480 during the three months ended March 31, 2000. There were no purchases of property and equipment during the three months ended March 31, 2001.

Financing activities used cash of $90,782 during the three months ended March 31, 2001 primarily consisting of principal payments made on obligations under capital leases of $82,501. Financing activities provided cash of $442,990 during the same period of 2000, primarily due to advances from a related party, HealthWatch, Inc.

The Company continues to monitor its cash situation very closely. Due to the downsizing of the Company, its cash needs are not as acute as they were during 2000. However, if the Company is unable to increase sales of its HES System or consummate the merger with HealthWatch, the Company may not be able to continue to generate sufficient positive cash flow to meet its obligations without seeking additional capital.

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

PART II.
OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

There were no securities issued during the three months ended March 31, 2001.


ITEM 3. LEGAL PROCEEDINGS.

(A) Penelope Sellers v. Halis, Inc., Larry Fisher and Paul W. Harrison, State Court of the State of Georgia, County of Fulton
     Civil Action File No. 97VS1294SD

On July 18, 1997, Penelope Sellers sued Halis in an action seeking actual damages against Halis in the amount of $480,534.70, plus unspecified attorneys fees and punitive damages of not less than $1,000,000. Ms. Sellers contends that a finder's fee agreement between her and Halis from August 1995, under which she was to receive a commission equal to 10% of the amount of any equity investments in Halis or software licensing fees paid to Halis in respect of transactions introduced to Halis by her, entitles her to an amount in excess of the approximately $19,350 which she has been paid to date under that agreement. That amount represents 10% of the investment made by the principals of Aubis, LLC ("Aubis") in a private placement of convertible notes (in which private placement other investors besides the Aubis principals participated) and 10% of the amounts received by Halis from the sale of Fisher Restaurant Management Systems by Aubis.

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

Discovery has been completed. Defendants filed a motion for partial summary judgment, which was granted, the effect of which is to eliminate Larry Fisher and Paul W. Harrison on claims asserted against them for tortuous interference with contractual relations. Halis continues to vigorously defend this lawsuit.

There can be no assurance, however, that Halis will be successful in its defense of the plaintiff's complaint, or that the final resolution of this matter will not have a material adverse effect on Halis' financial condition or results of operation.

(B) Advanced Custom Computer Solutions, Inc., Wayne W. Surman and Charlotte Surman v. Fisher Business Systems, Inc., Halis, Inc., Larry Fisher, Paul W. Harrison and Nathan I. Lipson,
     State Court of the State of Georgia, County of Fulton
     Civil Action File No. 97VS0123082.

In February 1997, Advanced Custom Computer Solutions, Inc. ("ACCS"), Wayne W. Surman and Charlotte Surman sued Halis alleging, among other things, breach of contract in connection with the termination by Halis of a merger agreement with ACCS, which Halis advised ACCS was terminated in November 1996 due to the impossibility of ACCS's fulfilling certain conditions to closing therein. In addition, the complaint alleges that the defendants made false and misleading statements to the plaintiffs for the purpose of inducing plaintiffs to lend money to Halis, and that Halis, or individuals related to it, tortuously interfered with the business relationships of ACCS, and fraudulently induced ACCS management to permit Halis management to take over and "systematically destroy" the ongoing business of ACCS. The Surman's are the principals of ACCS and claim personal damages against Halis on certain of the claims, and claim a right to at least 150,000 shares of Halis common stock, the exact amount to be determined at trial, based on a claim of a breach of an alleged oral contract to pay them shares of Halis stock as compensation for soliciting investors (the "Oral Contract Claim"). The Surman's further claim that Halis fraudulently induced them to solicit investors for Halis (the "Investor Solicitation Claim"). The complaint sought damages in the amount of at least $2.0 million (the exact amount of such damages to be proved at trial), additional damages to be determined by the jury at trial and punitive damages. Halis answered, denying the allegations of liability in the complaint, and Halis vigorously defended the lawsuit. On November 19, 1998, the trial court granted summary judgment in favor of Halis on all but two counts of the plaintiff's complaint, as amended. The two counts remaining include the Oral Contract Claim and Investor Solicitation Claim. The plaintiffs have appealed to the Georgia Court of Appeals from the order granting partial summary judgment to Halis on all other claims, and Halis has cross-appealed the portions of the order denying summary judgment on the two surviving counts. The Georgia Court of Appeals has affirmed the trial court's granting of summary judgment in favor of Halis on seven of the nine counts in the complaint, and affirming the denial of Halis' cross appeal denying summary
judgment on the two surviving counts.   Plaintiff's filed a petition for
certiorari to the Georgia Supreme Court regarding the decision of the Georgia Court of Appeals. The Georgia Supreme Court, on September 8, 2000, denied that petition for certiorari.

There can be no assurance, however, that Halis will be successful in its defense of the plaintiff's petition for certiorari, or that the final resolution of this matter will not have a material adverse effect on Halis' financial condition or results of operation.

(C) Carrera-Maximus, Inc. (previously known as Carrera Consulting Group) v. Halis, Inc., and Docs 1 to 30, inclusive,
     Superior Court of the State of California, County of Sacramento Case No. 00-AS-01605

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


(D) Motivational Marketing, Inc. vs. Joseph Neely, Halis Services, Inc. and CWA Systems & Solutions, Inc.
     State Court of the State of Georgia, County of Fulton Case No. 00-VS-
     009208E

On September 8, 2000, Plaintiff filed its Complaint in the State Court of Fulton County seeking damages against Halis Services, Inc., a wholly owned subsidiary of Halis, alleging breach of contract for failure to pay commissions due in an amount in excess of $138,000, and damages for fraud in the inducement in an amount of not less than $100,000, plus unspecified punitive damages and attorney's fees. The contract referenced in Plaintiff's complaint was an agreement between Plaintiff and TG Marketing, Inc., a company acquired by Halis in May of 1997 ("TGM"), for telemarketing services whereby Plaintiff was supposed to receive commissions from TGM in consideration for referrals of clients to TGM. Halis Services, Inc. denies the allegations of the complaint and intends to vigorously defend this case. Discovery has not yet begun. There can be no assurance, however, that Halis Services, Inc. will be successful in its defense of the complaint or that the final resolution of this matter will not have a material adverse effect on Halis, Inc.'s financial condition or results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's shareholders during the quarter ended March 31, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report.


     2.1 Letter of Intent dated March 8, 2000 by and between Registrant and HealthWatch, Inc. (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999).

     2.2 Agreement and Plan of Merger by and among registrant, HealthWatch Merger Sub, Inc. and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

     2.3 Amended and Restated Financing Option by and among Registrant and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000).

     2.4 Amendment to the Agreement and Plan of Merger by and among Halis, Inc., HealthWatch Merger Sub, Inc. and HealthWatch, Inc. (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000).

     2.5 Second Amendment to the Agreement and Plan of Merger, dated as of January 31, 2001 (1).

     2.6 Third Amendment to the Agreement and Plan of Merger, dated as of February 16, 2001 (1).

     2.7 Fourth Amendment to the Agreement and Plan of Merger, dated as of March 28, 2001 (1).

     2.8 Fifth Amendment to the Agreement and Plan of Merger, dated as of April 26, 2001 (1).

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

          (b) REPORTS ON FORM 8-K. The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

          None.


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.

Date: May 15, 2001              Halis, Inc.


                               By:  /s/ Paul W. Harrison
                                   -----------------------------------------
                                    Paul W. Harrison
                                    (Chairman, President and Chief Executive
                                    Officer)
                                    (Principal Financial Officer)